Form 10-Q
period 1999-09-30
TELECORP PCS INC; TELECORP COMMUNICATIONS INC
filed 1999-11-15
CIK 1089341, 1092935

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO _______.



Commission File number:       000-27901
                            -------------

                              TeleCorp PCS, Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                    54-1872248
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

                         and the following subsidiary:

                         TeleCorp Communications, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                    52-2105807
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

                             ____________________
                         1010 N. Glebe Road, Suite 800
                             Arlington, VA 22201
                                (703) 236-1100

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes ____  No   X
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of November 15, 1999, the outstanding shares of each class of common stock are as follows:

    Class A Common Stock, $.01 par value per share             73,873,889
    Class B Common Stock, $.01 par value per share                      0
    Class C Common Stock, $.01 par value per share                283,813
    Class D Common Stock, $.01 par value per share                851,429
    Voting Preference Common Stock, $.01 par value per share        3,090

    (TeleCorp Communications, Inc. is a direct, wholly-owned subsidiary of
                              TeleCorp PCS, Inc.)

       This Form 10-Q, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Company may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements; Risk Factors" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.



                                     Index

                                                                                               Page
                                                                                              ------
PART I.  Financial Information

  Item 1.  Financial Statements .........................................................        1

  Consolidated Balance Sheets as of December 31, 1998 and
  September 30, 1999 (unaudited).........................................................        1
  Consolidated Statements of Operations for the Three and Nine Months ended ,
  September 30 1998 (unaudited) and September 30, 1999 (unaudited)......................         2
  Consolidated Statements of Cash Flows for the Nine Months ended
  September 30, 1998 (unaudited) and September 30, 1999 (unaudited)......................        3
  Notes to Consolidated Financial Statements ............................................        4

  Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of
           Operations ...................................................................       21

PART II.  Other Information

  Item 2   Changes in Securities.........................................................       32
  Item 4   Submission of Matters to Vote of Security Holders.............................       32
  Item 6   Exhibits and Report on Form 8-K...............................................       33

INDEX TO EXHIBITS........................................................................       35

Part I -- Financial Information

Item 1.   Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                       As of
                                                                            As of                   September 30,
                                                                        December 31,                    1999
Current assets:                                                             1998                     (unaudited)
                                                                     ------------------          ------------------
  Cash and cash equivalents                                          $      111,732,841          $       80,410,108
  Accounts receivable, net                                                            -                  17,852,412
  Inventory                                                                     778,235                  12,125,650
  Prepaid expenses                                                            2,185,444                   2,268,836
  Other current assets                                                        1,218,263                     231,747
                                                                     ------------------          ------------------
        Total current assets                                                115,914,783                 112,888,753

  Property and equipment, net                                               197,468,622                 347,348,394
  PCS licenses and microwave relocation costs                               118,107,256                 235,759,502
  Intangible assets - AT&T agreements and other, net                         26,285,612                  39,696,161
  Deferred financing costs, net                                               8,584,753                  18,384,404
  Other assets                                                                  283,006                     705,964
                                                                     ------------------          ------------------
        Total assets                                                 $      466,644,032          $      754,783,178
                                                                     ==================          ==================

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Accounts payable                                                   $       14,591,922          $       21,962,774
  Accrued expenses                                                           94,872,262                  38,794,385
  Microwave relocation obligation, current portion                            6,636,369                   5,297,484
  Long term debt, current portion                                                     -                   1,340,378
  Accrued interest                                                            4,490,553                   3,635,106
  Deferred revenue                                                                    -                   1,133,018
                                                                     ------------------          ------------------
        Total current liabilities                                           120,591,106                  72,163,145

  Long-term debt                                                            243,385,066                 628,409,693
  Microwave relocation obligation                                             2,481,059                   2,364,544
  Accrued expenses                                                                    -                   5,028,943
  Deferred rent                                                                 196,063                     605,496
                                                                     ------------------          ------------------
        Total liabilities                                                   366,653,294                 708,571,821
                                                                     ------------------          ------------------

  Mandatorily redeemable preferred stock, issued 255,999,
     and 382,478 shares, respectively and outstanding 255,215
     and 382,478 shares, respectively (liquidation preference
     $382,802,874 as of September 30,1999)                                  240,408,879                 353,014,125
     Deferred compensation                                                       (4,111)                     (9,482)
  Treasury stock, 784 and no shares, at cost                                         (8)                          -
  Preferred stock subscriptions receivable                                  (75,914,054)               (103,000,543)
                                                                     ------------------          ------------------
      Total mandatorily redeemable preferred stock, net                     164,490,706                 250,004,100
                                                                     ------------------          ------------------

  Commitments and contingencies

  Stockholders' equity (deficit):
    Series F preferred stock, par value $.01 per share,
      10,308,676 and 14,912,778 shares issued and outstanding,
      respectively (liquidation preference; $443 as of
      September 30, 1999)                                                       103,087                     149,128
    Common stock, par value $.01 per share, issued 49,357,658
      and 74,973,595 shares respectively, and outstanding
      48,805,184 and 74,973,595 shares, respectively                            493,576                     749,704
    Additional paid-in capital                                                        -                   5,379,062
    Deferred compensation                                                        (7,177)                   (801,083)
    Common stock subscriptions receivable                                       (86,221)                   (190,991)
    Treasury stock, 552,474 and no shares, at cost                                  (18)                          -
    Accumulated deficit                                                     (65,003,215)               (209,078,563)
                                                                     ------------------          ------------------
    Total stockholders' equity (deficit)                                    (64,499,968)               (203,792,743)
                                                                     ------------------          ------------------
    Total liabilities, mandatorily redeemable preferred stock
          and stockholders' equity (deficit)                         $      466,644,032          $      754,783,178
                                                                     ==================          ==================

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the three months ended             For the nine months ended
                                                              September 30                          September 30
                                                  ----------------------------------      ---------------------------------
                                                       1998               1999                 1998              1999
                                                  ----------------------------------      ---------------------------------
Revenue:
   Service revenue                                $            -      $   12,704,676      $            -     $   18,937,031
   Equipment revenue                                           -           4,672,628                   -         10,321,594
   Roaming revenue                                             -           9,455,164                   -         18,942,080
                                                  --------------      --------------      --------------     --------------
         Total revenue                                         -          26,832,468                   -         48,200,705
                                                  --------------      --------------      --------------     --------------

Operating expenses:
   Cost of revenue                                             -          12,979,848                   -         23,086,816
   Operations and development                          2,930,301          10,426,905           4,144,673         25,925,009
   Selling and marketing                               1,393,136          18,795,152           2,488,497         39,719,864
   General and administrative                          7,681,572          16,501,559          15,576,108         38,942,446
   Depreciation and amortization                         212,608          19,507,679             308,753         35,999,053
                                                  --------------      --------------      --------------     --------------
         Total operating expenses                     12,217,617          78,211,143          22,518,031        163,673,188
                                                  --------------      --------------      --------------     --------------

         Operating loss                              (12,217,617)        (51,378,675)        (21,518,031)      (115,472,483)

Other (income) expense:
   Interest expense                                    4,271,488          16,140,296           5,500,733         33,247,810
   Interest income                                    (2,490,238)         (1,740,527)         (2,630,576)        (4,805,133)
   Other expense                                         803,416              13,513              23,193            160,188
                                                  --------------      --------------      --------------     --------------
         Net loss                                    (14,802,283)        (65,791,957)        (25,411,381)      (144,075,348)

   Accretion of mandatorily redeemable
     preferred stock                                  (4,026,459)         (7,063,918)         (4,026,459)       (16,959,618)
                                                  --------------      --------------      --------------     --------------
   Net loss attributable to common
     equity                                       $  (18,828,742)     $  (72,855,875)     $  (29,437,840)    $ (161,034,966)
                                                  ==============      ==============      ==============     ==============
   Net loss attributable to common
     equity par share - basic and diluted         $        (0.39)     $        (0.88)     $        (1.45)    $        (2.30)
                                                  ==============      ==============      ==============     ==============
   Weighted average common equity shares
     outstanding-basic and diluted                    48,523,467          82,331,434          20,367,373         70,089,141
                                                  ==============      ==============      ==============     ==============


                  The accompanying notes are an integral part of these consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                               1998                 1999
                                                                                       -----------------------------------------
Cash flows from operating activities:
    Net loss                                                                           $    (25,411,381)        $   (144,075,348)
    Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               739,171               34,799,411
    Noncash compensation expense associated with the issuance
     of common stock and preferred stock                                                              -                        -
    Noncash interest expense                                                                    247,900               19,533,603
    Allowance for bad debt                                                                                             1,022,267
    Amortization of deferred financing costs                                                    232,398                1,199,642
    Amortization of discount on notes payable                                                   142,696                  261,796
  Changes in cash flow from operations resulting from changes in assets and liabilities:
    Accounts receivable                                                                               -              (17,923,554)
    Inventory                                                                                         -              (11,347,415)
    Prepaid expenses                                                                           (885,463)                 (83,392)
    Other current assets                                                                       (135,573)                 997,337
    Other assets                                                                               (210,413)                 715,246
    Accounts payable                                                                          7,831,768               11,137,988
    Accrued expenses                                                                          7,636,992               15,591,175
    Deferred rent                                                                               105,388                  409,433
    Accrued interest                                                                            569,409                 (946,588)
    Deferred revenue                                                                                  -                1,133,018
                                                                                       ----------------         ----------------
          Net cash used in operating activities                                              (9,137,108)             (87,575,383)
                                                                                       ----------------         ----------------
Cash flows from investing activities:
    Expenditures for network under development, wireless network and property
      and equipment                                                                         (38,599,088)            (245,528,171)
    Capitalized interest on network under development and wireless network                            -               (4,478,356)
    Expenditures for microwave relocation                                                    (1,966,669)              (5,678,837)
    Purchase of PCS licenses                                                                (21,000,000)             (72,390,417)
    Deposit on PCS licenses                                                                           -              (43,647,343)
    Refund of deposit on PCS licenses                                                                 -               11,361,351
    Purchase of intangibles for AT&T agreements                                                       -              (16,144,725)
                                                                                       ----------------         ----------------
          Net cash used in investing activities                                             (61,565,757)            (376,506,498)
                                                                                       ----------------         ----------------
Cash flows from financing activities:
    Proceeds from sale of mandatorily redeemable preferred stock                             14,036,700               64,520,902
    Receipt of preferred stock subscription receivable                                                -                3,740,068
    Direct issuance costs from sale of mandatorily redeemable preferred stock                (1,027,694)              (2,500,000)
    Proceeds from sale of common stock                                                           38,305               21,724,314
    Proceeds from long-term debt                                                            255,390,954              397,635,000
    Purchases of treasury shares                                                                     (7)                     (19)
    Payments on notes payable                                                                (2,072,573)             (40,223,611)
    Payments of deferred financing costs                                                     (9,109,677)             (10,999,293)
    Net decrease in amounts due to affiliates                                                  (824,164)              (1,138,213)
                                                                                       ----------------         ----------------
          Net cash provided by financing activities                                         256,431,844              432,759,148
                                                                                       ----------------         ----------------
Net increase in cash and cash equivalents                                                   185,728,979              (31,322,733)
Cash and cash equivalents at the beginning of period                                          2,566,685              111,732,841
                                                                                       ----------------         ----------------
Cash and cash equivalents at the end of period                                         $    188,295,664         $     80,410,108
                                                                                       ================         ================


                  The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     TeleCorp Holding Corp., Inc. (Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services (PCS) licenses (the Auction) in April 1997. Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). Holding qualifies as a Designated Entity and Very Small Business under Part 24 of the rules of the FCC applicable to broadband PCS.

     In April 1997, Holding entered into an agreement to transfer the PCS licenses for the Houston, Tampa, Melbourne and Orlando BTAs to four newly-formed entities created by Holding's existing stockholder group: THC of Houston, Inc.; THC of Tampa, Inc.; THC of Melbourne, Inc.; and THC of Orlando, Inc. These licenses were transferred along with the related operating assets and liabilities in exchanges for investment units consisting of Class A, B and C common stock and Series A preferred stock in August 1997. Concurrently, Holding distributed the investment units, on a pro rata basis, in a partial stock redemption to Holding's existing stockholder group and issued an aggregate of approximately $2.7 million in affiliate notes payable to the newly-formed entities. As a result of this distribution, Holding no longer retains any ownership equity interest in the newly-formed entities. Because the above transaction was non-monetary in nature and occurred between entities with the same stockholder group, the transaction was accounted for at historical cost.

     TeleCorp PCS, Inc. (TeleCorp) was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of Holding. TeleCorp will be the exclusive provider of wireless mobility services in its licensed regions in connection with a strategic alliance with AT&T Corporation and its affiliates (collectively AT&T). Upon finalization of the AT&T transaction in July 1998, Holding became a wholly-owned subsidiary of TeleCorp (see Management's Discussion and Analysis of Financial Condition and Results of Operations).


2. Basis of Presentation: Unaudited Interim Financial Information

     The unaudited consolidated balance sheet as of September 30, 1999, and the unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1999, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management the interim data includes, all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the nine months ended September 30, 1998 and 1999 are not necessarily indicative of results that may be expected for the years ending December 31, 1998 and 1999, respectively.

3. Property and Equipment

     Property and equipment consists of the following:

                                                           December 31,        September 30,
                                                              1998                 1999
                                                                                (unaudited)
                                                       ------------------   ------------------
          Wireless network                             $                -   $      306,052,853
          Network under development                           170,885,628           17,736,768
          Computer equipment                                   10,115,063           14,999,193
          Internal use software                                11,161,142           19,421,145
          Leasehold improvements                                3,204,623           10,516,173
          Furniture, fixtures and office equipment              2,924,233            8,574,678
          Land                                                          -               48,800
                                                       ------------------   ------------------
                                                              198,290,689          377,349,610
          Accumulated depreciation                               (822,067)         (30,001,216)
                                                       ------------------   ------------------
                                                       $      197,468,622   $      347,348,394
                                                       ==================   ==================

4. Long-term Debt

     Long-term debt consists of the following:

                                                          December 31,         September 30,
                                                             1998                 1999
                                                                               (unaudited)
                                                       ----------------     ----------------
          Senior subordinated discount notes           $              -     $    344,351,212
          Senior credit facility                            225,000,000          225,000,000
          Lucent notes payable                               10,460,400           42,515,924
          U.S. Government financing                           7,924,666           17,882,935
                                                       ----------------     ----------------
                                                       $    243,385,066     $    629,750,071
          Less current portion                                        -           (1,340,378)
                                                       ----------------     ----------------
                                                       $    243,385,066     $    628,409,693
                                                       ================     ================

     Senior Subordinated Discount Notes

     On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes (the Notes) with an aggregate principal amount at maturity of $575,000,000. The total gross proceeds from the sale of the Notes were $327,635,000. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled $10,999,293. The Notes mature April 15, 2009, unless previously redeemed by the Company. As interest accrues, it will be added to the principal as an increase to interest expense and the carrying value of the Notes until April 15, 2004. The Company will begin paying interest semi-annually on April 15 and October 15 of each year beginning October 15, 2004. The Notes are not collateralized. The Notes are subordinate to all of the Company's existing and future senior debt and ranks equally with all other senior subordinated debt, and ranks senior to all of the Company's existing and future subordinated debt. The Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc. As of September 30, 1999 accrued interest added to the principal was $16,716,212.

Senior Credit Facility

     In July 1998, the Company entered into a credit facility (the Senior Credit Facility) with a group of commercial lenders, under which the Company may borrow up to $525,000,000, in the aggregate, consisting of (i) up to $150,000,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date of January 2007, (ii) a $150,000,000 term loan (the Tranche A Term Loan) with a maturity date of January 2007, and (iii) a $225,000,000 term loan (the Tranche B Term Loan) with a maturity date of January 2008. A total of $225,000,000 of indebtedness from the Tranche B Term Loan was outstanding as of December 31, 1998 and September 30, 1999. The Senior Credit Facility also provides for an uncommitted $75,000,000 senior term loan (the Expansion Facility) with a maturity date of January 2008.

     Beginning in September 2002, principal repayments will be made in 18 quarterly installments for the Tranche A Term Loan and 22 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan are as follows: first six, $3,750,000; next four, $9,375,000; last eight, $11,250,000. Quarterly principal repayments for the Tranche B Term Loan are as follows: first 18, $562,500, last four, $53,718,750. Interest payments on the senior credit facility are made quarterly. The Senior Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events.

     The commitment to make loans under the Tranche A Term loan will terminate in July 2001, or earlier if elected by the Company. Beginning in April 2005, the commitment to make loans under the Senior Revolving Credit Facility will be permanently reduced on a quarterly basis through April 2007 as follows: first four reductions, $12,500,000; last four reductions $25,000,000. The unpaid principal on the Senior Revolving Credit Facility is due January 2007. In July 2000, if the undrawn portion of the Tranche A Term Loan exceeds $50,000,000 the amount of the Tranche A Term Loan will be automatically reduced by such excess.

     The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 125 to 325 basis points based upon certain events by the Company, as specified. The Applicable Margin for ABR Loans will range from 25 to 225 basis points based upon certain events by the Company, as specified. At December 31, 1998, the interest rate applicable to the Tranche B Term Loan was 8.41%. At September 30, 1998 and 1999, the interest rate applicable to the Tranche B Term Loan was 8.84% and 8.48%, respectively. For the nine months ended September 30, 1998 and 1999, interest incurred on the Tranche B Term Loan was $3.4 million and $14.1 million of which $3.2 million and $9.9 million was expensed and $0.2 million and $4.2 million was capitalized, respectively.

     The loans from the Senior Credit Facility are subject to an annual commitment fee which ranges from 0.50% to 1.25% of the available portion of the Tranche A Term Loan and the Senior Revolving Credit Facility. The Company has expensed $2,351,714 and $2,863,252 for the nine month periods ended September 30, 1998 and 1999 respectively, related to these bank commitment fees. The Senior Credit Facility requires the Company to purchase interest rate hedging contracts covering amounts equal to at least 50% of the total amount of the outstanding indebtedness of the Company. As of December 31, 1998 and September 30, 1999, the Company hedged 100% of its outstanding indebtedness of $225,000,000 to take advantage of favorable interest rate swaps.

     Initially, borrowings under the Senior Credit Facility are subject to a maximum Senior Debt to Total Capital ratio, as defined, of 50%. This ratio is increased to 55% if certain specified operating benchmarks are achieved. In addition, the Company must comply with certain financial and operating covenants. The financial covenants include various debt to equity, debt to EBITDA, interest coverage, and fixed charge coverage ratios, as defined in the Senior Credit Facility. The operating covenants include minimum subscribers, minimum aggregate service revenue, minimum coverage of population and maximum capital expenditure thresholds. As of December 31, 1998 and September 30, 1999, the Company was in compliance with these covenants.

     The Company may utilize the Expansion Facility as long as the Company is not in default of the Senior Credit Facility and is in compliance with each of the financial covenants. However, none of the lenders are required to participate in the Expansion Facility.

     The Senior Credit Facility is collateralized by substantially all of the assets of the Company. In addition, the Senior Credit Facility has been guaranteed by the Company's subsidiaries and shall be guaranteed by subsequently acquired or organized domestic subsidiaries of the Company.

     Lucent Note Agreement

     In May 1998, the Company entered into a Note Purchase Agreement (the Lucent Note Agreement) with Lucent Technologies, Inc. (Lucent) which provides for the issuance of increasing rate 8.5% Series A (the Series A Notes) and 10.0% Series B (the Series B Notes) junior subordinated notes (the Subordinated Notes) with an aggregate face value of $80,000,000. The aggregate face value of the Subordinated Notes shall decrease dollar for dollar, upon the occurrence of certain events as defined in the Lucent Note Agreement. The proceeds of the Subordinated Notes are to be used to develop the Company's network in certain designated areas. As of December 31, 1998, the Company had $10,460,400 outstanding under the Series A Notes. As of September 30, 1999, the Company had $42,515,925 outstanding under the Series A Notes. During the nine months ended September 30, 1999, the Company borrowed and repaid $40,000,000 on the Lucent Series B notes plus $227,778 of accrued interest.

     The Series A and Series B Notes will not amortize and will have a maturity date six months after the final maturity of the Company's high yield debt offering, but in no event later than May 1, 2012. The Series A Notes will have a mandatory redemption at par plus accrued interest from the proceeds of a subsequent equity offering to the extent the net proceeds exceed an amount identified in the Lucent Note Agreement. If the Series A Notes and Series B Notes are not redeemed in full by January 2001 and January 2000, respectively, the interest rate on each note will increase by 1.5% per annum on January 1. However, the interest rate applicable to the Subordinated Notes shall not exceed 12.125%. Interest payable on the Series A Notes and the Series B Notes on or prior to May 11, 2004 shall be payable in additional Series A and Series B Notes. Thereafter, interest shall be paid in arrears in cash on each six month and yearly anniversary of the Series A and Series B closing date or, if cash interest payments are prohibited under the Senior Credit Facility and/or the Senior Subordinated Discount Notes, in additional Series A and Series B Notes. As of December 31, 1998, interest accrued under the Series A Notes of $460,400 has been included in long-term debt. As of September 30, 1999, interest accrued under the Series A Notes of $2,515,924 has been included in long-term debt.

     The Company may redeem the Subordinated Notes held by Lucent or any of its affiliates at any time. The Series A Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2002 and after May 2007. The Series B Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2000 and after May 2005. Any redemption after May 2007, in the case of the Series A Notes, and May 2005, in the case of the Series B Notes, shall be subject to an interest rate premium, as specified. All of the outstanding notes under the Lucent Note Agreement as of December 31, 1998 and September 30, 1999 are held by Lucent. The Company must comply with certain operating covenants. As of December 31, 1998 and September 30, 1999, the Company was in compliance with these operating covenants.

     In addition, Lucent has agreed to make available up to an additional $80,000,000 of junior subordinated vendor financing in amounts up to 30% of the value of the equipment, software and services provided by Lucent in connection with any additional markets the Company acquires, subject to certain conditions as specified (the Vendor Expansion Facility). The expiration date for any notes issued pursuant to the Vendor Expansion Facility is the date which is six months after the scheduled maturity of the Notes, subject to mandatory prepayment if certain future events occur.

     U.S. Government financing

     In 1996, the Company placed $7,500,000 on deposit with the FCC in order to bid on F Block broadband PCS licenses. In April 1997, the Company's application for the PCS licenses was approved. The Company made a down payment of $5,942,835 using the funds from the FCC deposit and issued promissory notes to the FCC for $23,771,342. The balance of the Company's deposit of $1,557,165 was refunded in April 1997. In April 1997, certain of the PCS licenses with a cost of $15,678,814 and related US. Government financing in the amount of $12,034,212, net of a discount of $2,544,192, was transferred to four newly-formed entities created by the Company's existing stockholder group in August 1997. The terms of the notes include: an interest rate of 6.25%, quarterly interest payments which commenced in July 1998 and continue for the one year thereafter, then quarterly principal and interest payments for the remaining 9 years. The promissory notes are collateralized by the underlying PCS licenses.

     During the nine months ended September 30, 1999, the Company completed the acquisition of additional PCS licenses from Digital PCS, Inc. and Wireless 2000, Inc. (Note 5). As part of these acquisitions, the Company assumed additional U.S. Government financing with the FCC amounting to $11,327,034, less a discount of $1,368,765. The terms of the notes include an interest rate of 6.125% for Notes assumed from Digital PCS, Inc. and 7.00% for Notes assumed from Wireless 2000, Inc, quarterly interest payments for a two year period and then quarterly principal and interest payments for the remaining eight years.

     These notes are net of a discount of $1,268,272, and $1,368,765 as of December 31, 1998 and September 30, 1999, respectively. The notes were discounted using management's best estimate of the prevailing market interest rate at the time of issuance of 10.25%.

     As of September 30, 1999, minimum required annual principal repayment (undiscounted) under all of the Company's outstanding debt obligations were as follows:

     Quarter ended December 31, 1999           $        327,389
                                2000                  1,361,193
                                2001                  1,447,737
                                2002                  2,102,284
                                2003                  5,560,835
                                2004                  5,785,195
                                Thereafter          843,935,332
                                               ----------------
                                               $    860,519,965
                                               ================

5.   Acquisitions

     On April 20, 1999, the Company completed the acquisition of 10 MHz PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana BTA's from Digital PCS, LLC. The total purchase price of $6,113,889 was comprised of $2,334,819 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $4,101,455, less a discount of $608,941, and $286,556 in cash as reimbursement to Digital PCS, LLC, for interest due to the FCC incurred prior to close and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

     As a result of completing the transaction with Digital PCS, LLC, the Cash Equity Investors have irrevocably committed to contribute $5,000,000 in exchange for mandatorily redeemable preferred stock and common stock over a two year period from the close of this transaction. As of September 30, 1999 the Company has received $2,200,000 of the $ 5,000,000 commitment.

     On May 24, 1999, the Company sold mandatorily redeemable preferred stock and preferred stock to AT&T for $40,000,000. On May 25, 1999, the Company acquired from AT&T 20 MHz PCS licenses covering the San Juan MTA, 27 constructed cell sites, a switching facility, leases for additional cell sites, the extension of the Network Membership License Agreement, Long Distance Agreement, Intercarrier Roamer Services Agreement and AT&T Exclusivity Agreement and the reimbursement of AT&T for microwave relocation costs, salary and lease payments (the Puerto Rico transaction) incurred prior to acquisition. The total purchase price of this asset acquisition was $ 99,694,055 in cash. In addition, the Company incurred legal fees of $252,340 related to this acquisition. The purchase price has been allocated to the assets acquired, as follows:

          PCS licenses                                  $  70,421,295
          Intangible assets - AT&T Agreements              17,310,000
          Cell sites, site acquisition, switching           9,015,100
           facility assets, and other assets
          Microwave relocation costs                        3,200,000
                                                        -------------
                                                        $  99,946,395
                                                        =============

     As a result of completing this transaction, the Company's available borrowings under the Lucent Note Agreement increased by $15,000,000 ($7,500,000 of Series A and $7,500,000 of Series B) and certain Cash Equity Investors have committed $39,996,600 in cash in exchange for mandatorily redeemable preferred and common stock. As a part of the financing, the Company paid $2,000,000 to a Cash Equity Investor upon closing the transaction. The Cash Equity Investors cash commitment of $39,996,600 will be funded over a three year period from the close of this transaction. As of September 30, 1999, the Company received $11,998,980 of this cash commitment. In addition, certain officers, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company were issued a total of 5,318 and 2,380,536 restricted shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively. The estimated fair value of these shares has been recorded as deferred compensation and is being amortized over the related vesting periods.

     On June 2, 1999 the Company acquired from Wireless 2000, Inc. 15 MHz PCS licenses in the Alexandria, Lake Charles and Monroe, Louisiana BTAs. The total purchase price of $7,448,318 was comprised of $370,810 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $7,449,190, less a discount of $1,021,621, and $649,939 in cash as reimbursement of microwave relocation costs and reimbursement of FCC interest and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

     In February 1999, Viper Wireless, Inc. (Viper), was formed to participate in the C-Block PCS license re-auction for additional spectrum in most of the Company's markets. Viper was initially capitalized with $100 and was equally owned by the company's Chief Executive Officer and Executive Vice President-Chief Financial Officer. In order to participate in the re-auction, the company paid the FCC an initial deposit of $17,818,549, on behalf of Viper. Simultaneously, the Company transferred this initial deposit to Viper in exchange for an 85% ownership interest which represented a 49.9% voting interest.

     On April 15, 1999, the FCC announced Viper was the high bidder for 15 MHz licenses in New Orleans, Houma and Alexandria, Louisiana, San Juan, Puerto Rico and Jackson, Tennessee and a 30 MHz license in Beaumont, Texas. The total auction price for these licenses is approximately $32,286,000 plus legal costs of $46,566. During the nine months ended September 30, 1999, the FCC refunded $11,361,351 of the initial deposit; however, the Company was required to pay the FCC $11,059,194 as a final deposit on behalf of Viper. As of and for the nine months ended September 30, 1999, Viper had no financial activity other than its capitalization which includes the transfer of the initial deposit to Viper. The company received final regulatory approval of the license transfer from the FCC on September 9, 1999. The entire purchase price has been allocated to the PCS licenses acquired.

     AT&T and certain of the Company's other stockholders have committed an aggregate of up to approximately $32,300,000 in exchange for additional shares of mandatorily redeemable preferred stock, Series F preferred stock and common stock of the Company. As part of this financing, the Company paid approximately $500,000 to an affiliate of a Cash Equity Investor for closing this preferred and common stock financing. In May and July 1999, AT&T and the certain Cash Equity Investors funded approximately $17,516,000 of their commitment to the Company. The Company made its final payment of $14,769,600 to the FCC on September 13, 1999 with respect to these licenses and received the remaining funding commitments from AT&T and certain Cash Equity Investors on September 29, 1999.

6. Commitments

     In May 1998, the Company entered into a vendor procurement contract (the Vendor Procurement Contract) with Lucent, pursuant to which the Company may purchase up to $285,000,000 of radio, switching and related equipment and services for the development of the Company's wireless communications network. Through September 30, 1999, the Company has purchased approximately $140,000,000 of equipment and services from Lucent.

     The Company has operating leases primarily related to retail store locations, distribution outlets, office space, and rent for the Company's network build-out. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of September 30, 1999, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:

                   1999                $       3,794,049
                   2000                       18,786,811
                   2001                       18,587,171
                   2002                       18,311,199
                   2003                        5,976,624
                   2004                        8,982,627
                   Thereafter                 24,347,399
                                       -----------------
                         Total         $     108,785,880
                                       =================

     Rental expense, which is recorded ratably over the lease terms, was approximately $9,700,000 for the nine months ended September 30, 1999.

     The Company has entered into a series of agreements for software licenses, consulting, transition support and maintenance with various vendors. The total future commitments under the agreements are approximately $4,000,000 as of September 30, 1999.

     The Company has entered into letters of credit to facilitate local business activities. The Company is liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was $1,476,000 at September 30, 1999. The outstanding letters of credit reduce the amount available to be drawn under the Senior Credit Facility. The Company is unaware of any events that would have resulted in nonperformance of a contract during the nine months ended September 30, 1999.

7. Subsidiary Guarantee

     On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc., one of the Company's wholly-owned subsidiaries. Summarized financial information of TeleCorp, TeleCorp Communications, Inc. and non-guarantor subsidiaries as of September 30, 1999, and for the three months ended September 30, 1999 and for the nine months ended September 30, 1999 as follows:


Balance Sheet Information as of December 31, 1998:

                                               TeleCorp
                                        Communications, Inc.-- Non-Guarantor
                            TeleCorp     Guarantor Subsidiary  Subsidiaries   Eliminations   Consolidated
                          ------------  ---------------------- -------------  -------------  ------------
         ASSETS
Current assets:
 Cash and cash
  equivalents...........  $ 93,046,614       $ 21,440,720      $ (2,754,493)  $         --   $111,732,841
 Accounts receivable....           --                 --                --              --            --
 Inventory..............           --             778,235               --              --        778,235
 Intercompany
  receivables...........   279,077,565                --                --     (279,077,565)          --
 Prepaid expenses.......           --             811,999         1,373,445             --      2,185,444
 Other current assets...       637,102            581,161               --              --      1,218,263
                          ------------       ------------      ------------   ------------- -------------
   Total current
    assets .............   372,761,281         23,612,115        (1,381,048)   (279,077,565)  115,914,783
Property and equipment,
 net....................     1,500,000         90,072,502       105,912,651         (16,531)  197,468,622
PCS licenses and
 microwave relocation
 costs..................           --          12,456,838       105,650,418             --    118,107,256
Intangible assets--AT&T
 agreements.............           --                 --         26,285,612             --     26,285,612
Deferred financing
 costs, net.............     8,584,753                --                --              --      8,584,753
FCC deposit.............           --                 --                --              --            --
Other assets............     4,369,680              6,944           276,062      (4,369,680)      283,006
                          ------------       ------------      ------------   -------------  ------------
   Total assets.........  $387,215,714       $126,148,399      $236,743,695   $(283,463,776) $466,644,032
                          ============       ============      ============   =============  ============
LIABILITIES, MANDATORILY
  REDEEMABLE PREFERRED
 STOCK AND SHAREHOLDERS'
    EQUITY (DEFICIT)
Current liabilities:
 Due to affiliates......  $        --        $ 92,923,096      $186,154,469   $(279,077,565) $        --
 Accounts payable.......            11          8,331,045         6,260,866             --     14,591,922
 Accrued expenses.......        13,403         41,644,524        53,214,335             --     94,872,262
 Microwave relocation
  obligation............           --           6,636,369               --              --      6,636,369
 Long-term debt.........           --                 --                --              --            --
 Accrued interest.......     3,991,500                --            499,053             --      4,490,553
 Deferred revenue.......           --                 --                --              --            --
                          ------------       ------------      ------------   -------------  ------------
   Total current
    liabilities.........     4,004,914        149,535,034       246,128,723    (279,077,565)  120,591,106
                          ------------       ------------      ------------   -------------  ------------
Long-term debt..........   235,460,400                --          7,924,666             --    243,385,066
Microwave relocation
 obligation.............           --           2,481,059               --              --      2,481,059
Accrued expenses........           --                 --                --              --        196,063
Deferred rent...........           --                 --            196,063             --            --
                          ------------       ------------      ------------   -------------  ------------
   Total liabilities....   239,465,314        152,016,093       254,249,452    (279,077,565)  366,653,294
                          ------------       ------------      ------------   -------------  ------------
Mandatorily redeemable
 preferred stock........   240,408,879                --                --              --    240,408,879
Deferred compensation...           --              (4,111)              --              --         (4,111)
Treasury stock..........            (8)               --                --              --             (8)
Preferred stock
 subscriptions
 receivable.............   (75,914,054)               --                --              --    (75,914,054)
                          ------------       ------------      ------------   -------------  ------------
   Total mandatorily
    redeemable preferred
    stock...............   164,494,817             (4,111)              --              --    164,490,706
                          ------------       ------------      ------------   -------------  ------------
Series F preferred
 stock..................       103,087                --                --              --        103,087
Common stock............       493,576                --                --              --        493,576
Additional paid in
 capital................           --                 --          4,369,680      (4,369,680)          --
Deferred compensation...           --              (7,177)              --              --         (7,177)
Common stock
 subscriptions
 receivable.............       (86,221)               --                --              --        (86,221)
Treasury stock..........           (18)               --                --              --            (18)
Accumulated deficit.....   (17,254,841)       (25,856,406)      (21,875,437)        (16,531)  (65,003,215)
                          ------------       ------------      ------------   -------------  ------------
   Total shareholders'
    equity (deficit)....   (16,744,417)       (25,863,583)      (17,505,757)     (4,386,211)  (64,499,968)
                          ------------       ------------      ------------   -------------  ------------
   Total liabilities and
    shareholders' equity
    (deficit)...........  $387,215,714       $126,148,399      $236,743,695   $(283,463,776) $466,644,032
                          ============       ============      ============   =============  ============

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of September 30, 1999 (unaudited):

                                                                           TeleCorp
                                                                     Communications, Inc.-              Non-Guarantor
                                                 TeleCorp             Guarantor Subsidiary              Subsidiaries
                                               --------------        ----------------------            ---------------
ASSETS

Current assets:
     Cash and cash equivalents                 $   93,203,433             $  (10,164,328)               $  (2,628,997)
     Accounts receivable, net                               -                 17,823,462                       28,950
     Inventory                                              -                 12,125,650                            -
     Intercompany receivables                     701,489,565                          -                            -
     Prepaid expenses                                       -                    784,848                    1,483,988
     Other current assets                              31,053                    196,248                        4,446
                                               --------------             --------------                -------------

     Total current assets                         794,724,051                 20,765,880                   (1,111,613)

Property and equipment, net                         5,513,458                163,707,122                  178,198,908
PCS licenses and microwave relocation
    Costs                                           1,292,605                117,306,326                  117,160,571
Intangible assets-AT&T agreements                           -                          -                   39,696,161
Deferred financing costs, net                      18,080,655                    303,749                            -
FCC deposit                                                 -                (32,285,994)                  32,285,994
Other assets                                        4,369,680                    322,671                   17,899,686
                                               --------------             --------------                -------------

     Total assets                              $  823,980,449             $  270,119,754                $ 384,129,707
                                               ==============             ==============                =============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Due to affiliates                        $            -              $  327,455,847                $ 374,033,718
     Accounts payable                                       -                  8,069,648                   13,893,126
     Accrued expenses                                  24,751                 35,078,700                    3,690,934
     Long-term debt, current portion                        -                          -                    1,340,378
     Microwave relocation obligation                        -                  5,297,484                            -
     Accrued interest                               3,163,174                          -                      471,932
     Deferred Revenue                                       -                  1,133,018                            -
                                               --------------             --------------                -------------

     Total current liabilities                      3,187,925                377,034,697                  393,430,088
                                               --------------             --------------                -------------

Long-term debt                                    611,867,136                          -                   17,882,935
Microwave relocation obligation                             -                  2,364,544                            -
Accrued expenses                                            -                          -                    5,028,943
Deferred rent                                               -                          -                      605,496
                                               ---------------             -------------

     Total liabilities                            615,055,061                379,399,241                  415,607,084
                                               ---------------             -------------

Mandatorily redeemable preferred stock            353,014,125                          -                            -
Deferred compensation                                  (5,371)                    (4,111)                           -
Treasury stock                                              -                          -                            -
Preferred stock subscriptions receivable         (103,000,543)                         -                            -
                                               --------------             --------------                -------------
Total MRPS                                        250,008,211                     (4,111)                           -
                                               --------------             --------------                -------------

Shareholders' equity (deficit):
     Series F preferred stock                         149,128                          -                            -
     Common stock                                     749,704                          -                            -
     Additional paid in capital                     5,379,060                          -                   21,886,075
     Deferred compensation                           (793,906)                    (7,177)                           -
     Common stock subscriptions receivable           (190,991)                         -                            -
     Treasury stock                                         -                          -                            -
     Accumulated deficit                          (46,375,818)              (109,268,199)                 (53,363,452)
                                               --------------             --------------                -------------

     Total shareholders' equity (deficit)         (41,082,823)              (109,275,376)                 (31,477,377)
                                               --------------             --------------                -------------
     Total liabilities and shareholders'
      equity (deficit)                         $  823,980,449             $  270,119,754                $ 384,129,707
                                               ===============            ==============                =============

                                                                 Eliminations         Consolidated
                                                                --------------        -------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $            -        $  80,410,108
     Accounts receivable, net                                                -           17,852,412
     Inventory                                                               -           12,125,650
     Intercompany receivables                                     (701,489,565)                   -
     Prepaid expenses                                                        -            2,268,836
     Other current assets                                                    -              231,747
                                                                --------------        -------------

     Total current assets                                         (701,489,565)         112,888,753

Property and equipment, net                                            (71,094)         347,348,394
PCS licenses and microwave relocation
    Costs                                                                    -          235,759,502
Intangible assets-AT&T agreements                                            -           39,696,161
Deferred financing costs, net                                                -           18,384,404
FCC deposit                                                                  -                    -
Other assets                                                       (21,886,073)             705,964
                                                                --------------        -------------

     Total assets                                               $ (723,446,732)       $ 754,783,178
                                                                ==============        =============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Due to affiliates                                          $ (701,489,565)       $           -
     Accounts payable                                                        -           21,962,774
     Accrued expenses                                                        -           38,794,385
     Long-term debt, current portion                                         -            5,297,484
     Microwave relocation obligation                                         -            1,340,378
     Accrued interest                                                        -            3,635,106
     Deferred Revenue                                                        -            1,133,018
                                                                --------------        -------------
     Total current liabilities                                    (701,489,565)          72,163,145
                                                                --------------        -------------

Long-term debt                                                               -          628,409,693

Microwave relocation obligation                                              -            2,364,544
Accrued expenses                                                             -            5,028,943
Deferred rent                                                                -              605,496
                                                                --------------        -------------

     Total liabilities                                            (701,489,565)         708,571,821
                                                                --------------        -------------

Mandatorily redeemable preferred stock                                       -          353,014,125
Deferred compensation                                                        -               (9,482)
Treasury stock                                                               -                    -
Preferred stock subscriptions receivable                                     -         (103,000,543)
                                                                --------------        -------------
Total MRPS                                                                   -          250,004,100
                                                                --------------        -------------

Shareholders' equity (deficit):
     Series F preferred stock                                                -              149,128
     Common stock                                                            -              749,704
     Additional paid in capital                                    (21,886,073)           5,379,062
     Deferred compensation                                                   -             (801,083)
     Common stock subscriptions receivable                                   -             (190,991)
     Treasury stock                                                          -                    -
     Accumulated deficit                                               (71,094)        (209,078,563)
                                                                --------------        -------------

     Total shareholders' equity (deficit)                          (21,957,167)        (203,792,743)
                                                                --------------        -------------
     Total liabilities and shareholders'
      equity (deficit)                                          $ (723,446,732)       $ 754,783,178
                                                                ==============        =============

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement of Operations Information for the three months ended September 30, 1999 (unaudited):

                                                        TeleCorp
                                                     Communications,
                                                    Inc. - Guarantor       Non-Guarantor
                                     TeleCorp         Subsidiary           Subsidiaries          Eliminations      Consolidated
                                   ------------     ----------------     -----------------     ----------------  ----------------
Revenue:
     Service revenue               $          -     $    12,704,676      $               -     $             -   $     12,704,676
     Equipment revenue                        -           4,672,628             (1,547,786)          1,547,786          4,672,628
     Roaming revenue                          -           9,366,731              2,791,385          (2,702,952)         9,455,164
                                   ------------     ---------------      -----------------     ---------------   ----------------

          Total Revenue                       -          26,744,035              1,243,599          (1,155,166)        26,832,468
                                   ------------     ---------------      -----------------     ---------------   ----------------

Operating expenses:
     Cost of revenue                          -          12,979,848                      -                   -         12,979,848
     Operations and development               -           8,220,425              3,361,646          (1,155,166)        10,426,905
     Selling and marketing                    -          18,627,088                168,064                   -         18,795,152
     General and administrative         389,296          15,407,542                704,721                   -         16,501,559
     Depreciation and amortization    1,069,857           7,204,795             11,233,027                   -         19,507,679
                                   ------------     ---------------      -----------------     ---------------   ----------------

          Total operating expense     1,459,153          62,439,698             15,467,488          (1,155,166)        78,211,143
                                   ------------     ---------------      -----------------     ---------------   ----------------

          Operating loss             (1,459,153)        (35,695,663)           (14,223,859)                  -        (51,378,675)

Other (income) expense:
     Interest expense                15,384,859                  76                755,361                   -         16,140,296
     Interest income                 (1,675,738)            (63,431)                (1,358)                  -         (1,740,527)
     Other expense                            -               6,644                  6,869                   -             13,513
                                   ------------     ---------------      -----------------     ---------------   ----------------

          Net loss                 $(15,168,274)    $   (35,638,952)     $     (14,984,731)    $             -   $    (65,791,957)
                                   ============     ===============      =================     ===============   ================

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information for the nine months ended September 30, 1999 (unaudited):

                                                           TeleCorp
                                                     Communications, Inc.-    Non-Guarantor
                                        TeleCorp     Guarantor Subsidiary     Subsidiaries       Eliminations      Consolidated
                                      -------------  --------------------    ---------------    --------------    --------------
Revenue:
     Service revenue                  $           -    $     18,937,031      $             -      $            -    $   18,937,031
     Equipment revenue                            -          10,321,594                    -                   -        10,321,594
     Roaming revenue                              -          18,853,647            2,791,385          (2,702,952)       18,942,080
                                      -------------    ----------------      ---------------      --------------    --------------

     Total Revenue                                -          48,112,272            2,791,385          (2,702,952)       48,200,705
                                      -------------    ----------------      ---------------      --------------    --------------

Operating expenses:
     Cost of revenue                                         23,086,816                    -                   -        23,086,816
     Operations and development                   -          20,019,859            8,553,540          (2,648,390)       25,925,009
     Selling and marketing                        -          39,237,880              481,984                   -        39,719,864
     General and administrative             742,888          36,077,088            2,122,470                   -        38,942,446
     Depreciation and amortization        1,742,387          12,959,402           21,297,264                   -        35,999,053
                                      -------------    ----------------      ---------------      --------------    --------------

          Total operating expense         2,485,275         131,381,045           32,455,258          (2,648,390)      163,673,188
                                      -------------    ----------------      ---------------      --------------    --------------

          Operating loss                 (2,485,275)        (83,268,773)         (29,663,873)            (54,562)     (115,472,483)

Other (income) expense:
     Interest expense                    31,449,866                  76            1,797,868                   -        33,247,810
     Interest income                     (4,625,686)           (173,111)              (6,336)                  -        (4,805,133)
     Other expense                            8,089             144,200                7,899                   -           160,188
                                      -------------    ----------------      ---------------      --------------    --------------

          Net loss                    $ (29,317,544)   $    (83,239,938)     $   (31,463,304)     $      (54,562)   $ (144,075,348)
                                      =============    ================      ===============      ==============    ==============

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Information for the nine months ended September 30, 1999 (unaudited):
-------------------------------------------------------------------------------

                                                                                                TeleCorp Communications,
                                                                     TeleCorp                  Inc.-Guarantor Subsidiary
                                                               ---------------------         --------------------------
Cash flows from operating activities:
  Net loss                                                     $         (29,317,544)        $          (83,239,938)
  Adjustment to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                            542,744                     13,049,536
    Noncash compensation expense associated with the
      issuance of restricted common stock and preferred
      stock                                                                        -                              -
    Noncash interest expense associated with Lucent
      notes and senior subordinated debt                                  19,033,533                              -
    Allowance for bad bebt                                                         -                        932,267
    Amortization of deferred financing costs                               1,199,642                              -
    Amortization of discount on notes payable                                      -                              -

   Changes in cash flow from operations resulting from
    changes in assets and liabilities:
       Accounts receivable                                                    56,689                    (17,058,748)
       Inventory                                                                   -                    (11,347,415)
       Prepaid expenses                                                            -                         31,172
       Other current assets                                                  549,360                        (80,858)
       Other assets                                                          395,025                        220,262
       Accounts payable                                                            -                      5,810,780
       Accrued expenses                                                      950,237                     12,715,386
       Deferred rent                                                               -                              -
       Accrued interest                                                   (1,103,686)                       427,657
       Deferred revenue                                                            -                              -
                                                               ---------------------         ----------------------
         Net cash used in operating activities                            (7,694,000)                   (78,539,898)
                                                               ---------------------         ----------------------


Cash flows from investing activities:
       Expenditures for network under development,
         wireless network and property and equipment                        (325,655)                  (111,663,204)
       Capitalized interest on network under development
         and wireless network                                             (3,876,641)                             -
       Expenditures for microwave relocation                                       -                     (5,679,738)
       Purchase of PCS licenses                                           (1,371,153)                   (69,690,000)
       Deposit on PCS licenses                                           (28,877,743)                             -
       Partial refund of deposit on PCS licenses                          11,361,350                              -
                                                               ---------------------         ----------------------
         Net cash used in investing activities                           (23,089,842)                  (187,032,942)
                                                               ---------------------         ----------------------

Cash flows from financing activities:
       Proceeds from sale of mandatorily redeemable
         preferred stock                                                  64,364,415                              -
       Receipt of preferred stock subscription receivable                  3,740,068                              -
       Direct issuance costs from sale of mandatorily
         redeemable preferred stock                                       (2,500,000)                             -
       Proceeds from sale of common stock                                 21,880,791                              -
       Proceeds from long-term debt                                      397,635,000                              -
       Purchases of treasury shares                                              (19)                             -
       Payments on notes payable                                         (40,938,898)                             -
       Payments of deferred financing costs                              (10,738,044)                      (261,249)
       Proceeds from cash transfers from and expenses
         paid by affiliates                                                4,171,365                    315,780,445
       Payments on behalf of and transfers to affiliates                (406,674,017)                   (81,551,403)
                                                               ---------------------         ----------------------
         Net cash provided by financing activities                        30,940,661                    233,967,793
                                                               ---------------------         ----------------------

       Net increase in cash and cash equivalents                             156,819                    (31,605,048)
       Cash and cash equivalents at the beginning of
         period                                                           93,046,614                     21,440,720
                                                               ---------------------         ----------------------
       Cash and cash equivalents at the end of period          $          93,203,433         $          (10,164,328)
                                                               =====================         ======================

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Subsequent events

     Initial Public Offering

     On November 2, 1999, the Company filed a preliminary prospectus with the Securities and Exchange Commission for an initial public offering of 7,800,000 shares of class A common stock with an estimated price range of $16 to $18 per share.

     Deferred Compensation

     Upon an initial public offering, the certain variable stock option awards will reach their measurement date. At that date, the Company will record deferred compensation expense cased on the difference between the estimated fair value and the exercise price of the award. Deferred compensation has been estimated to be $9,400,000 and will be recognized as compensation expense over the related vesting periods, or which approximately $1,700,000 will be recorded as compensation expense in the fourth quarter of 1999.

     In addition, certain variable restricted stock awards will become fixed upon effectiveness of an initial public offering. This will result in estimated deferred compensation of approximately $53,300,000 of which $17,600,000 will be recorded as compensation expense in the fourth quarter of 1999.

     In connection with the Viper Wireless transaction (see Note 5), certain employees, the Chief Executive Officer and the Executive Vice President-Chief Financial Officer will be issued a total of 1,111 and 503,022 shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, pending final FCC approval of the share issuance. The Chief Executive Officer and the Executive Vice President-Chief Financial Officer's share's vest immediately and the employees' shares vest ratably over five years. The total estimated fair value of the shares is approximately $8,600,000 which will be recorded as deferred compensation, of which $5,500,000 will be recorded as deferred compensation expense in the fourth quarter of 1999 if final share transfer approval is received for the FCC.

     Stock Split

     On November 8, 1999, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to effect a 3.09-for-1 stock split of its outstanding and authorized Series F preferred stock and all classes of its common stock. The stock split has been retroactively reflected in the financial statements for all periods presented. In addition, the amendment to the Company's certificate of incorporation increased the authorized number of shares of each of the Class A common stock and the Class B common stock by 15 million. In addition, the Board of Directors and the stockholders approved further amendments and restatements to the Company's certificate of incorporation to become effective upon the closing of the Company's pending initial public offering, including a 300 million increase in the number of authorized shares of the Company's class A common stock.

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pending Acquisitions

     On October 18, 1999, the Company agreed to acquire TeleCorp LMDS, Inc., (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for an estimated aggregate purchase price of approximately $16,900,000. The consideration will be comprised of 2,700 shares of our Series C preferred stock and 834,300 shares of our Class A common stock. TeleCorp LMDS' only assets are LMDS licenses. The purchase price has been preliminarily allocated to the acquired licenses, subject to adjustment, based on a final valuation. TeleCorp LMDS' stockholders are Mr. Vento, Mr. Sullivan and three of the Company's Cash Equity Investors. By acquiring TeleCorp LMDS, the Company will gain local multipoint distribution service, or LMDS, licenses covering 1100 MHz of spectrum in the Little Rock, Arkansas basic trading area (BTA) and 150 MHz of spectrum in each of the Beaumont, Texas, New Orleans, Louisiana, San Juan and Mayeguez Puerto Rico, and the U.S. Virgin Islands BTAs. The LMDS licenses will provide the Company with additional spectrum to use to use as back-haul portions of PCS network traffic in these markets.

     On October 14, 1999, the Company agreed to purchase 15 MHz of additional spectrum in the Lake Charles, Louisiana basic trading area (BTA) from Gulfstream Telecomm, LLC. Total consideration approximates $2,700,000 and consists of $362,844 in cash plus the assumption of approximately $2,300,000 in debt related to the license. Additionally, the Company will reimburse Gulf Telecomm for all interest it paid to the FCC on debt related to the license from June 1998 until the date the transaction is completed.

     Each of these agreements are subject to governmental approvals and other customary conditions to closing, and they may not close on schedule or at all.

     Vendor Financing

     In October 1999, the Company entered into an amended and restated note purchase agreement with Lucent for the issuance of up to $12,500,00 of new series A and up to $12,500,00 of new series B notes under a vendor expansion facility in connection with prior acquisitions of licenses in certain markets. The terms of these notes issued under these facilities are identical to the original Lucent series A and series B notes.

     In addition, pursuant to the amended and restated Lucent note purchase agreement, Lucent has agreed to make available up to an additional $50.0 million of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets we acquire. This $50.0 million of availability is subject to a reduction up to $20.0 million on a dollar for dollar basis of any additional amounts Lucent otherwise lends to the Company for such purposes under our senior credit facility (see Note 4). Any notes purchased under this vendor financing facility would be divided equally between Lucent series A and series B notes.

     The terms of Lucent series A and series B notes issued under these expansion facilities would be identical to the terms of the original Lucent series A and series B notes as amended, including a maturity date of October 23, 2009.

          TELECORP PCS, INC. AND SUBSIDIARIES AND PREDECESSOR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, any Lucent series B notes issued under the vendor expansion facility will mature and will be subject to a mandatory prepayment on a dollar for dollar basis out of the net proceeds of any future public or private offering or sale of debt securities, exclusive of any private placement of notes issued to finance any additional markets and borrowings under the senior credit facilities or any replacement facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management Discussion and Analysis of Financial Condition and Results of Operations included in our registration statements on Form S-4 initially filed on October 13, 1999 (file no. 333-81313), as amended, and our Form S-1 initially filed on October 20, 1999 (file no. 333-89393),as amended.

Overview

         Our predecessor, TeleCorp Holding Corp., Inc., was incorporated on July 29, 1996 to participate in the FCC's auction of PCS licenses in April 1997, as a designated entity and very small business, as defined by the FCC. TeleCorp Holding obtained PCS licenses in the New Orleans, Memphis, Beaumont and Little Rock basic trading areas, as well as other licenses that were subsequently transferred to unrelated entities. The FCC has divided the country into major trading areas which are each further subdivided into basic trading areas for the purposes of PCS licensing.

         We were incorporated on November 14, 1997 by the controlling stockholders of TeleCorp Holding, which subsequently became our wholly-owned subsidiary. In January 1998, we entered into a venture with AT&T under which AT&T contributed PCS licenses to us in exchange for an equity interest in us and sold additional PCS licenses to us for $21.0 million. In July 1998, we received final FCC approval for the venture and, in connection with the completion of the venture, we entered into exclusivity, licensing, roaming and long distance agreements with AT&T Wireless. We are AT&T's exclusive provider of PCS in our licensed markets subject to AT&T's right to resell services on our network. We use the AT&T brand name and logo together with the SunCom name and logo, giving equal emphasis to each. We have acquired PCS licenses in a total of eight major trading areas covering approximately 16.5 million people. See "Acquisition History" below.

         For periods prior to 1999 we were a development stage company. In the first quarter of 1999, we commenced commercial operations in each of our major mainland U.S. markets, after having launched our New Orleans market for roaming services in late December 1998. We launched our service in our Puerto Rico markets on June 30, 1999.


Revenue

 We derive our revenue from:

 .    Service. We sell wireless personal communications services. The various types of service revenue associated with personal communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with our prepaid subscribers and non-recurring activation and de-activation service charges.

 .    Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services.

 . Roaming. We charge monthly, non-recurring, per minute fees to other wireless companies whose customers use our network facilities to place and receive wireless services.

     Roaming revenue constituted the largest component of our revenue during the first six months of this year. We expect that as our customer base grows, there will be a significant change in our gross revenue mix. As a result, service revenue is expected to increase while roaming revenues and equipment sales are expected to decrease, as a percent of gross revenue. Roaming minutes on our network are expected to increase as AT&T and other carriers increase the number of subscribers on their networks. Under our reciprocal roaming agreement with AT&T, our largest roaming partner, the amount we will receive and pay for roaming minutes declines for each of the next several years.

     It appears that the wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This is expected to result in decreases in gross revenue per minute.

     We have autonomy in determining our pricing plans. We have developed our pricing plans to be competitive and to emphasize the advantages of our service. We may discount our pricing in order to obtain customers or in response to downward pricing in the market for wireless communications services.

 Cost of Revenue

     Equipment. We purchase personal communications handsets and accessories from third party vendors to resell to our customers for use in connection with our services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. We record as cost of revenue an amount approximately equal to our revenue on equipment sales. We record the excess cost of handsets as a sales and marketing operating expense. We do not manufacture any of this equipment.

     Roaming Fees. We pay fees to other wireless communications companies based on airtime usage of our customers on other communications networks. It is expected that reciprocal roaming rates charged between us and other carriers will decrease. We do not have any significant minimum purchase requirements other than our obligation to purchase at least 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. We believe we will be able to meet these minimum requirements.

     Clearinghouse Fees. We pay fees to an independent clearinghouse for processing our call data records and performing monthly inter-carrier financial settlements for all charges that we pay to other wireless companies when our customers use their network, and that other wireless companies pay to us when their customers use our network. We do not have any significant minimum purchase requirements. These fees are based on the number of transactions processed in a month.

     Variable Interconnect. We pay monthly charges associated with the connection of our network with other carriers' networks. These fees are based on minutes of use by our customers. This is known as interconnection. We do not have any significant minimum purchase requirements.

     Variable Long Distance. We pay monthly usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers' usage, applied at pre-negotiated rates with the other carriers. We do not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

Operating Expense

     Operations and development. Our operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, and engineering management. This expense also includes monthly recurring charges directly associated with the maintenance of network facilities and equipment. Operations and development expense is expected to increase as we expand our coverage and add subscribers. In future periods, we expect that this expense will decrease as a percentage of gross revenues.

     Selling and marketing. Our selling and marketing expense includes brand management, external communications, retail distribution, sales training, direct, indirect, third party and telemarketing support. We also record the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as we expand our coverage and add subscribers. In future periods, we expect that this expense will decrease as a percentage of gross revenues.

     General and administrative. Our general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services. Although we expect general and administrative expense to increase in future periods we expect this expense will decrease significantly as a percentage of gross revenues.

     Upon the closing of our pending initial public offering ("IPO") the value of some outstanding stock option and restricted stock awards will become fixed, although most of the awards will remain subject to vesting requirements over approximately four years. Accordingly, we expect to record approximately $71.3 million on our balance sheet as deferred compensation and additional paid-in capital, based on an assumed public offering price in the IPO of $17.00 per share (the mid point of the estimated offering range). The actual amount will be amortized in the statement of operations as additional compensation expense as the vesting requirements are met. Because some of these awards will be vested upon the closing of the IPO, we expect to record a charge of approximately $24.8 million of the $71.3 million based on such assumed public offering price in the IPO on our statement of operations as compensation expense for the fourth quarter of 1999.

     Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to ten years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and will be amortized over its estimated useful life ranging from five to ten years. We began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of our basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by our business to other portions of the airwaves. Amortization is calculated using the straight-line method over 40 years. The AT&T agreements are amortized on a straight-line basis over the related contractual terms, which range from three to ten years. Amortization of the AT&T exclusivity agreement, long distance agreement and the inter-carrier roamer services agreement began once wireless services were available to its customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the AT&T transaction.

     Capital expenditures. Our principal capital requirements for deployment of our wireless network include installation of equipment and, to a lesser extent, site development work.

     Interest Income (Expense). Interest income is earned primarily on our cash and cash equivalents. Interest expense through September 30, 1999 consists of interest due on our senior credit facilities, vendor financing, and debt owed to the U.S. government related to our licenses. Interest payable on the Lucent series A notes and the Lucent series B notes on or prior to May 11, 2004 will be payable in additional series A and series B notes. Thereafter, interest will be paid in arrears in cash on each six month and yearly anniversary of the series A and series B closing date or, if cash interest payments are prohibited under the senior credit facilities or a qualifying high yield debt offering, in additional series A and series B notes. The U.S. government financing receives quarterly interest payments, which commenced in July 1998 and continued for one year thereafter, then quarterly principal and interest payments for the remaining nine years.

Results of Operations

     Nine Months ended September 30, 1999 Compared to Nine Months ended September 30, 1998

     The Company, which launched commercial service in the first quarter of 1999, grew its customer base to 75,723 at September 30, 1999.

     For the nine months ended September 30, 1999, service revenue was $18.9 million, equipment revenue totaled $10.3 million and roaming revenue was $18.9 million. We began offering wireless services in each of our major mainland U.S. markets in the first quarter of 1999, and in Peurto Rico on June 30, 1999. We generated no revenue for the nine months ended September 30, 1998.

     Cost of revenue, consisting mainly of cost of equipment and roaming fees, for the nine months ended September 30, 1999 was $23.1 million. We did not generate any cost of revenue for the nine months ended September 30, 1998.

     Operations and development expense for the nine months ended September 30, 1999 was $25.9 million. This expense was primarily related to the engineering and operating staff required to implement and operate our network. For the nine months ended September 30, 1998, operations and development expense was $4.1 million as the Company was preparing for commercial launch.

     Selling and marketing expense for the nine months ended September 30, 1999 was $39.7 million, as compared to $2.5 million for the nine months ended September 30, 1998. This increase was due to salary and benefits for a substantially larger sales and marketing staff, and all other direct sales costs, including advertising, related to acquiring customers and providing wireless services. During the nine months ended September 30, 1998 the Company was preparing for commercial launch.

     General and administrative expense for the nine months ended September 30, 1999 was $38.9 million, as compared to $15.6 million for the nine months ended September 30, 1998. The increase was due to the growth of billing expense related to our increasing 1999 customer base, as well as the growth of our infrastructure and staffing related to information technology, customer care, finance and legal functions incurred in conjunction with the development and rapid expansion of our markets. During the nine months ended September 30, 1998 the Company was preparing for commercial launch.

     Depreciation and amortization expense for the nine months ended September 30, 1999 was $36.0 million, as compared to $0.3 million for the nine months ended September 30, 1998. This increase was related to the amortization on personal communications services licenses and AT&T agreements, as well as the depreciation of our fixed assets subsequent to the commercial launch of our wireless service markets.

     Interest expense, net of interest income, for the nine months ended September 30, 1999 was $28.4 million, as compared to $4.7 million for the nine months ended September 30, 1998. This increase in net interest expenses was related to borrowings under our senior subordinated discount notes of $344.3 million, our senior credit facilities of $225 million and the issuance of $42.5 million aggregate principal amount of notes under the vendor financing provided by Lucent.

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company grew its customer base to 75,723 at September 30, 1999. For the three months ended September 30, 1999 we added 44,753 customers, primarily related to our continued network build-out in our mainland U.S. markets and the launch of our Puerto Rico market on June 30, 1999.

     For the three months ended September 30, 1999, service revenue was $12.7 million, equipment revenue was $4.7 million and roaming revenue was $9.5 million. Our revenue growth is driven by our increasing customer base in conjunction with our network build-out. We generated no revenue for the three months ended September 30, 1998.

     Cost of revenue for the three months ended September 30, 1999 was $12.9 million. We did not generate any cost of revenue during these three months of 1998.

     Operations and development expense for the three months ended September 30, 1999 was $10.4 million, as compared to $2.9 million for the three months of 1998. The increase was attributable to the commercial launch of our networks during 1999.

     Selling and marketing expenses for the three months ended September 30, 1999 was $18.7 million, as compared to $1.4 million for the three months ended September 30, 1998. This increase was due to salary and benefits for a substantially larger sales and marketing staff and all other direct sales costs, including advertising, related to acquiring customers and providing wireless services. During the three months ended September 30, 1998 the Company was preparing for commercial launch.

     General and administrative expense for the three months ended September 30, 1999 was $16.5 million, as compared to $7.7 million for the three months ended September 30, 1998. The increase was due to the growth of billing expense related to our increasing 1999 customer base, as well as the growth of our infrastructure and staffing related to information technology, customer care, finance and legal functions incurred in conjunction with the development and rapid expansion of our markets.

     Depreciation and amortization expense for the three months ended September 30, 1999 was $19.5 million, as compared to $0.2 million for the three months ended September 30, 1998. This increase is due to the commercial launch of our wireless network resulting in the depreciation of our fixed assets, as well as the amortization on personal communications services licenses and AT&T agreements.

     Interest expense, net of interest income, for the three months ended September 30, 1999 was $14.4 million, as compared to $1.8 million for the three months ended September 30, 1998. This increase in net interest expenses was related to borrowings under our senior subordinated discount notes of $344.3 million, our senior credit facilities of $225 million and the issuance of $42.5 million aggregate principal amount of notes under the vendor financing provided by Lucent.

Acquisition History

     Following approval of our venture with AT&T by the FCC, we completed the following acquisitions:

     On April 20, 1999, we completed the acquisition of PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana basic trading areas from Digital PCS. As consideration for these licenses, we issued to Digital PCS $2.3 million of our common and preferred stock, paid Digital PCS approximately $0.3 million in reimbursement of interest paid on U.S. Government debt related to the licenses and assumed $4.1 million of debt owed to the U.S. government related to these licenses. This debt is shown on our balance sheet net of a discount of $0.6 million reflecting the below market interest rate on the debt. These licenses cover a population of approximately 1.6 million, including a population of 1.2 million in Baton Rouge and Lafayette covered by licenses we already owned. These licenses also cover areas contiguous to our existing licensed area, including travel corridors, which provide us with opportunities to expand our covered area.

     On May 25, 1999, we completed the acquisition of a PCS license and related assets covering the San Juan major trading area from AT&T. On May 24, 1999, we sold to AT&T $40.0 million of our series A and F preferred stock. On May 25, 1999, we purchased the license and related assets from AT&T for $95.0 million in cash. In addition, we reimbursed AT&T $3.2 million for microwave relocation and $1.5 million for other expenses it incurred in connection with the acquisition. This license covers a population of approximately 3.9 million in Puerto Rico and the U.S. Virgin Islands.

     On June 2, 1999, we completed the acquisition of PCS licenses covering the Alexandria, Lake Charles and Monroe, Louisiana basic trading areas from Wireless 2000. As consideration for these licenses, we issued to Wireless 2000 approximately $0.4 million of common and preferred stock, paid Wireless 2000 $0.2 million for its costs for microwave relocation related to the Monroe license and $0.4 million in reimbursement of interest paid on government debt related to their licenses, and assumed $7.4 million of debt owed to the U.S. government related to these licenses. This debt is shown on our balance sheet net of a discount of $1.0 million reflecting the below market interest rate on the debt. These licenses cover a population of approximately 0.8 million. These licenses also cover areas contiguous to our existing licensed area, including travel corridors, which provide us with opportunities to expand our covered area. We cannot, without AT&T's consent, develop the markets covered by the Monroe license.

     Our agreements with AT&T were extended to cover these markets, except for a portion of the Monroe basic trading area, upon the closing of the Louisiana and Puerto Rico acquisitions.

     We participated in the FCC's reauction of PCS licenses for additional licenses through Viper Wireless. On April 15, 1999, the FCC announced that the reauction ended, and Viper Wireless was the high bidder for additional airwaves in New Orleans, Houma and Alexandria, Louisiana, San Juan, Puerto Rico, Jackson, Tennessee and Beaumont, Texas. The FCC granted us all of these licenses. At present, TeleCorp Holding owns 85% of Viper Wireless, and Mr. Vento and Mr. Sullivan together own the remaining 15%. Mr. Vento and Mr. Sullivan together have voting control over Viper Wireless. On September 30, 1999, we solicited the approval of the FCC for the transfer of shares of Viper Wireless we do not yet own to TeleCorp Holding for 503,022 shares of our class A common stock and 1,111 shares of our series E preferred stock. Any consolidation of Viper Wireless into us will be subject to a final FCC order approving the transaction. In order to finance the acquisition of Viper Wireless, AT&T and some of our other initial investors paid $32.3 million for additional shares of our preferred and common stock.

Recent Developments

     Since September 30, 1999, we have entered into the following agreements:

     On October 18, 1999, we agreed to acquire TeleCorp LMDS, Inc. through an exchange of all of the outstanding stock of TeleCorp LMDS for 834,300 shares of our class A common stock and 2,700 shares of our series C preferred stock. TeleCorp LMDS's stockholders are Mr. Vento, Mr. Sullivan and three of our initial investors. By acquiring TeleCorp LMDS, we will gain local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas, New Orleans, Louisiana, San Juan and Mayaguez, Puerto Rico, and U.S. Virgin Islands basic trading areas. These licenses will provide us with additional airwaves that we can use to carry portions of our PCS network traffic in these markets.

     On October 14, 1999, we agreed to purchase 15 MHz of additional airwaves in the Lake Charles, Louisiana basic trading area from Gulf Telecomm, LCC. As consideration for the additional airwaves we will pay Gulf Telecomm $362,844 in cash, assume approximately $2.3 million in FCC debt related to the license and reimburse Gulf Telecomm for all interest it paid to the FCC on debt related to the license from June, 1998 until the date the transaction is completed.

     Each of these agreements are subject to governmental approvals and other customary conditions to closing and they may not close on schedule or at all. From time to time, we enter into discussions regarding the acquisition of other licenses, including swapping our licenses for those of other license holders.

Liquidity and Capital Resources

     Since inception, our activities have consisted principally of hiring a management team, raising capital, negotiating strategic business relationships, planning and participating in the personal communications services auction, initiating research and development, conducting market research and developing our wireless services offering and network. We have been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for our primary sources of cash flow. We began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999.

     Cash and cash equivalents totaled $80.4 million at September 30, 1999, as compared to $111.7 million at December 31, 1998. This decrease was the result of cash provided by financing activities of $432.8 million, offset by $87.6 million of cash used in operating activities and $376.5 million of cash used in network development, expenditures for microwave relocation, purchase of and deposits on PCS licenses and investing activities.

     During the nine months ended September 30,1999, we increased long-term debt by $386.4 million, and we received $87.4 million of preferred stock proceeds and receipts of preferred stock subscription receivables, net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct our network totaled $245.5 million and we were required to deposit $32.3 million with the FCC for personal communications services licenses during the nine months ended September 30, 1999. Cash used in operating activities of $87.6 million for the nine months ended September 30, 1999 resulted from a net loss of $144.1 million that was partially offset by non-cash charges of $56.8 million. Net change in assets and liabilities was a reduction of $0.6 million.

     From inception through September 1998, our primary source of financing was notes issued to our stockholders. In July 1996, we issued $0.5 million of subordinated promissory notes to our stockholders. We converted these notes into 50 shares of our series A preferred stock in April 1997. In December 1997, we issued various promissory notes to our stockholders. We converted these notes into mandatorily redeemable preferred stock. From January 1 to September 30, 1998, we borrowed approximately $22.5 million in the form of promissory notes to existing and prospective stockholders to satisfy working capital needs. We converted these notes into equity of TeleCorp in July 1998 in connection with the completion of the venture with AT&T.

     In connection with completion of the venture with AT&T, we received unconditional and irrevocable equity commitments from our stockholders in the aggregate amount of $128.0 million in return for the issuance of preferred and common stock. As of September 30, 1999, approximately $55.5 million of the equity commitments had been funded. The remaining equity commitments will be funded in an installment of $36.3 million in July 2000 and $36.2 million in July 2001.

     We received additional irrevocable equity commitments from our stockholders in the aggregate amount of $5.0 million in return for the issuance of preferred and common stock in connection with the Digital PCS, Inc. acquisition. Our stockholders funded $2.2 million of these equity commitments on April 30, 1999, and will fund $1.4 million on each of July 2000 and July 2001.

     We have received additional irrevocable equity commitments from our stockholders in the aggregate amount of approximately $40.0 million in return for the issuance of preferred and common stock in connection with the Puerto Rico acquisition. We received $12.0 million of these commitments on May 24, 1999, and $6.0 million will be funded in December 1999 and $11.0 million will be funded on each of March 30, 2001 and March 30, 2002.

     We also received irrevocable equity commitments from our stockholders in the amount of $32.3 million in connection with Viper Wireless' participation in the FCC's re-auction of C-Block licenses. We received $6.5 million of these equity commitments on May 14, 1999 and $11.0 million on July 15, 1999, and $14.8 million on September 29, 1999. In the aggregate, we have obtained $205.3 million of cash equity commitments, of which 102.0 million had been funded as of September 30, 1999.

     In July 1998, we entered into senior credit facilities with a group of lenders for an aggregate amount of $525.0 million. In October 1999 we entered into amendments to the senior credit facilities under which the amount of credit available to us was increased to $560.0 million. Our senior credit facilities provide for:

          . a $150.0 million senior secured term loan that matures in January 2007,

          . a $225.0 million senior secured term loan that matures in January 2008,

          . a $150.0 million senior secured revolving credit facility that matures in January 2007,

          . a $35.0 million senior secured term loan that matures in May 2009 and

          . an uncommitted $40.0 million senior secured term loan in the form of an expansion facility.

     We must repay the term loans in quarterly installments, beginning in September 2002, and the commitments to make loans under the revolving credit facility are automatically and permanently reduced beginning in April 2005. As of September 30, 1999, $225.0 million had been drawn under the senior credit facilities.

     In May 1998, we entered into a vendor procurement contract with Lucent, under which we agreed to purchase radio, switching and related equipment and services for the development of our network. Lucent agreed to provide us with $80.0 million of junior subordinated vendor financing. This $80.0 million consisted of $40.0 million aggregate principal amount of increasing rate Lucent series A notes due 2012 and $40.0 million aggregate principal amount of increasing rate Lucent series B notes due 2012.

     As of September 30, 1999, we had outstanding approximately $40.0 million of the Lucent series A notes, including $1.6 million of Lucent series A notes issued as payment in kind, plus $2.5 million of additional accrued interest. The $40 million principal amount of Lucent series A notes is subject to mandatory prepayment on a dollar for dollar basis out of the proceeds of future equity offerings in excess of $130.0 million.

     In October 1999, the Company entered into an amended and restated note purchase agreement with Lucent for the issuance of up to $12.5 million of new series A and up to $12.5 million of new series B notes under a vendor expansion facility in connection with prior acquisitions of licenses in certain markets. The terms of these notes issued under these facilities are identical to the original Lucent series A and series B notes.

     In addition, pursuant to the amended and restated Lucent note purchase agreement, Lucent has agreed to take available up to an additional $50.0 million of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets we acquire. This $50.0 million of availability is subject to a reduction up to $20 million on a dollar for dollar basis of any additional amounts Lucent otherwise lends to the Company for such purposes under our senior credit facility. Any notes purchased under this vendor financing facility would be divided equally between Lucent series A and series B notes.

     As of September 30, 1999, we have $20.5 million of debt owed to the U.S. government related to our C-Block and F-Block licenses. This debt is shown on our balance sheet at $17.9 million net of discounts of $2.6 million reflecting the below market interest rates on the debt. We assumed $4.1 million of debt to the U.S. government in connection with the Digital PCS, LLC acquisition. This debt is shown on our balance sheet net of a discount of $0.7 million reflecting the below market interest rate on the debt. In addition, we assumed $7.4 million of debt to the U.S. government in connection with the Wireless 2000 acquisition. This debt is shown on our balance sheet net of a discount of $1.3 million reflecting the below market interest rate on the debt.

     From inception through December 31, 1998, cash outlays for capital expenditures were $108.7 million. The continued construction of our network and the marketing and distribution of wireless communications products and services will require substantial additional capital. We will incur significant amounts of debt to implement our business plan and will therefore be highly leveraged. We estimate that our total capital requirements from our inception until December 31, 2002 will be approximately $1.2 billion. These requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. Cash outlays for capital expenditures from inception to September 30, 1999 were $354.2 million. We estimate that cash outlays for capital expenditures will total approximately $299.5 million for the year ended December 31, 1999.

Year 2000

     The year-2000 issue is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in similar normal business activities. Because we rely on computer hardware and software, telecommunications and related service industries are highly susceptible to the year-2000 issue. Over the past two years, as we purchased the various components that comprise our internal information technology systems, we received representations from our vendors that these components were year-2000 compliant. We have begun the process of evaluating our information technology systems to verify the accuracy of the representations made by our vendors. Our costs to date have been immaterial, and we anticipate that our total costs in evaluating our information technology system will not exceed $5.0 million, including costs to build the necessary redundancy into our systems.

     Our non-information technology systems may also be susceptible to the year-2000 issues. In particular, our network switches contain embedded components that are date sensitive. We have received assurances from Lucent that all of our network hardware purchased from them is year-2000 compliant. The failure of our network switches would have a material adverse effect on our business.

     We also depend upon the ability of AT&T, AT&T's roaming partners and EDS to ensure that their software and equipment are year-2000 compliant. We rely on AT&T to provide our customers with over-the-air activation and roaming. We rely on EDS to provide clearinghouse services. There can be no guarantee that their systems will be year-2000 compliant on a timely basis or that their systems will be compatible with our systems. Year-2000 noncompliance or incompatible systems could have a material adverse effect on our business.

Forward Looking Statements; Cautionary Statement

     Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute "forward-looking statements." Our actual future results may differ significantly from those stated in any forward-looking statements.

     Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in our Registration Statement on Form S-1 (Reg. No. 333-89393) and from time to time in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the FCC determines we are not a very small business or if we do not meet the FCC's minimum construction requirements, (14) the technologies that we use may become obsolete, which would limit our ability to compete effectively, (15) we expect to incur operating costs due to fraud, and (16) we depend on our third party service providers to become year-2000 compliant and we can not assure that this will occur.

     As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We specifically decline any obligation to publicly release the result of any revisions which may be made to forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     We are not exposed to fluctuations in currency exchange rates since all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

     We use interest rate swaps to hedge the effects of fluctuations in interest rates on our senior credit facilities. These transactions meet the requirements for hedge accounting, including designation and correlation. These interest rate swaps are managed in accordance with our policies and procedures. We do not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. As of September 30, 1999, we have entered into six interest rate swap agreements totaling $225 million to convert our variable rate debt to fixed rate debt. The interest rate swaps had no material impact on our consolidated financial statements as of and for the year ended December 31, 1998 or the nine month period ended September 30, 1999.

Part II--Other Information


Item 2.   Changes in Securities and Use of Proceeds

     (a) In August we amended and restated our Certificate of Incorporation to effect a 100-for-1 stock split of the Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock, Voting Preference Common Stock, Series F Preferred Stock, and Senior Common Stock and a corresponding increase of the authorized shares of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock, Voting Preference Common Stock, Series F Preferred Stock and Senior Common Stock to account for the split.

     In November we further amended our Certificate of Incorporation to effect a 3.09-for-1 stock split of the Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock, Voting Preference Common Stock, Series F Preferred Stock and Senior Common Stock and a corresponding increase of the authorized shares of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock, Voting Preference Common Stock, Series F Preferred Stock and Senior Common Stock to account for the split, plus an increase of an additional 15 million shares of each of the Class A Common Stock and Class B Common Stock. Our Fourth Amended and Restated Certificate of Incorporation, as amended, is attached as an exhibit to this Form 10-Q.

     (b) During the third quarter ended September 30, 1999, we sold shares of our common stock and preferred stock in the amounts (restated to account for our 100-for-1 and 3.09-for-1 stock splits), at the times, and for the aggregate amounts of consideration listed below without registration under the Securities Act of 1933. Exemption from registration under the Securities Act for each of the following sales is claimed under Section 4(2) of the Securities Act because such transactions were by an issuer and did not involve a public offering.

         (i) On July 15, 1999 we issued 1,678.44 shares of Series D Preferred Stock, 518,638 shares of Series F Preferred Stock, 9,380.75 shares of Series C Preferred Stock and 2,898,652 shares of Class A Common Stock to 15 entities for an aggregate consideration of $11,059,190.

         (ii) On September 29, 1999, we issued 2,241.56 shares of Series D Preferred Stock, 692,642 shares of Series F Preferred Stock, 12,528.05 shares of Series C Preferred Stock and 3,871,168 shares of Class A Common Stock to 15 entities for an aggregate consideration of $14,769,610.

Item 4.   Submission of Matters to a Vote of Security Holders

     On August 27, 1999, the holders of 94% of the Class A Common Stock and all of the holders of the Voting Preference Common Stock, by written consent, approved amendments to our Certificate of Incorporation effecting a 100-for-1 stock split of all of the classes of Common Stock, the Series F Preferred Stock and Senior Common Stock and a corresponding increase of the authorized shares of all of the classes of Common Stock, Series F Preferred Stock and Senior Common Stock. The holders of 6% of the Class A Common Stock took no action with respect to such consent.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed with this report:

3.1 Fourth Amended and Restated Certificate of Incorporation, as amended, of Telecorp PCS, Inc.

27.1     Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TELECORP PCS, INC.



Dated: November 15, 1999        By: /s/ Thomas H. Sullivan
                                    ____________________________________________
                                    Thomas H. Sullivan,
                                    Executive Vice President and Chief Financial
                                    Officer


                                 SUBSIDIARY


                                 TELECORP COMMUNICATIONS, INC.



Dated: November 15, 1999        By: /s/ Thomas H. Sullivan
                                    ____________________________________________
                                    Thomas H. Sullivan,
                                    Executive Vice President and Chief Financial
                                    Officer

                               INDEX TO EXHIBITS


3.1 Fourth Amended and Restated Certificate of Incorporation, as amended, of TeleCorp PCS, Inc.

27.1  Financial Data Schedule.