Form 10-Q
period 2000-06-30
TELECORP PCS INC; TELECORP TRITEL HOLDING CO
filed 2000-08-11
CIK 1089341, 1113948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X]Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to    .

                               ----------------

                       Commission File number: 000-27901

                               TeleCorp PCS, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 54-1872248
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  of incorporation or organization)

                         and the following subsidiary:

                        TeleCorp-Tritel Holding Company
             (Exact name of registrant as specified in its charter)

              Delaware                                 54-1988007
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                                 (703) 236-1100
                    (Address of principal executive offices)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_] .

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of August 2, 2000, the outstanding shares of each class of Telecorp PCS, Inc. common stock are as follows:

      Class A Common Stock, $.01 par value per share................. 87,809,717
      Class C Common Stock, $.01 par value per share.................    283,813
      Class D Common Stock, $.01 par value per share.................    851,429
      Voting Preference Common Stock, $.01 par value per share.......      3,090

   (TeleCorp-Tritel Holding Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index

                                                                           Page
                                                                           ----
 PART I Financial Information
  Item 1. Financial Statements
          Consolidated Balance Sheets as of December 31, 1999 and June
           30, 2000 (unaudited).........................................     1
          Consolidated Statements of Operations for the three months ended June 30, 1999 (unaudited) and 2000 (unaudited) and for the six months ended June 30, 1999 (unaudited) and 2000
           (unaudited)..................................................     2
          Consolidated Statements of Cash Flows for the six months ended
           June 30, 1999 (unaudited) and 2000 (unaudited)...............     3
          Notes to Consolidated Financial Statements....................     4
  Item 2. Management's Discussion and Analysis of Financial Conditions
           and Results of Operations....................................    21
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.....    27

 PART II Other Information
  Item 2. Changes in Securities.........................................    29
  Item 6. Exhibits and Reports on Form 8-K..............................    29

Part I--Financial Information

Item 1. Financial Statements
                               TELECORP PCS, INC.


                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 182,330    $  28,223
  Accounts receivable, net............................      23,581       36,514
  Inventory...........................................      15,802       20,604
  Prepaid expenses and other current assets...........       3,828        6,344
                                                         ---------    ---------
    Total current assets..............................     225,541       91,685
Property and equipment, net...........................     400,450      531,034
PCS licenses and microwave relocation costs, net......     267,682      277,275
Intangible assets--AT&T agreements, net...............      37,908       34,330
Deferred financing costs, net.........................      19,577       18,647
Other assets..........................................       1,044       13,626
                                                         ---------    ---------
    Total assets......................................   $ 952,202    $ 966,597
                                                         =========    =========

 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................   $  38,903    $   6,654
  Accrued expenses....................................      51,977      110,876
  Microwave relocation obligation, current portion....      36,122       21,973
  Long-term debt, current portion.....................       1,361        1,415
  Accrued interest....................................       1,387        1,555
  Deferred revenue....................................       1,709        2,617
                                                         ---------    ---------
    Total current liabilities.........................     131,459      145,090
Long-term debt........................................     639,210      728,129
Microwave relocation obligation.......................       2,365        8,128
Accrued expenses and other liabilities................       6,541        9,538
                                                         ---------    ---------
    Total liabilities.................................     779,575      890,885
                                                         ---------    ---------
Mandatorily redeemable preferred stock, issued 382,539
 and 383,339 shares, respectively; and outstanding,
 382,539 and 383,173 shares, respectively,
 (liquidation preference $404,779 as of June 30, 2000,
 unaudited)...........................................     360,182      376,129
Preferred stock subscriptions receivable..............     (97,001)     (97,001)
                                                         ---------    ---------
    Total mandatorily redeemable preferred stock,
     net..............................................     263,181      279,128
                                                         ---------    ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Series F preferred stock, par value $.01 per share,
   14,912,778 shares issued and outstanding
   (liquidation preference $1 as of June 30, 2000,
   unaudited).........................................         149          149
  Common stock, par value $.01 per share issued
   85,592,221 and 89,047,531 shares, respectively; and
   outstanding 85,592,221 and 88,942,943 shares,
   respectively.......................................         856          890
  Additional paid-in capital..........................     267,442      313,107
  Deferred compensation...............................     (42,811)     (32,999)
  Common stock subscriptions receivable...............        (191)        (191)
  Accumulated deficit.................................    (315,999)    (484,372)
                                                         ---------    ---------
    Total stockholders' equity (deficit)..............     (90,554)    (203,416)
                                                         ---------    ---------
    Total liabilities, mandatorily redeemable
     preferred stock and stockholders'
     equity (deficit).................................   $ 952,202    $ 966,597
                                                         =========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                               TELECORP PCS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                             For the three months       For the six months
                                ended June 30,            ended June 30,
                            ------------------------  ------------------------
                               1999         2000         1999         2000
                            -----------  -----------  -----------  -----------
                            (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenue:
  Service.................  $    5,728   $    51,119  $    6,232   $    88,056
  Roaming.................       7,609        14,699       9,487        26,151
  Equipment...............       3,791         6,193       5,649        13,250
                            ----------   -----------  ----------   -----------
    Total revenue.........      17,128        72,011      21,368       127,457
                            ----------   -----------  ----------   -----------
Operating expenses:
  Cost of revenue.........       7,423        21,407      10,107        40,433
  Operations and
   development............       7,796        14,569      15,498        25,535
  Selling and marketing...      13,070        40,141      20,925        74,766
  General and
   administrative.........      12,262        47,071      22,441        74,347
  Depreciation and
   amortization...........      13,727        26,915      16,491        50,383
                            ----------   -----------  ----------   -----------
    Total operating
     expenses.............      54,278       150,103      85,462       265,464
                            ----------   -----------  ----------   -----------
    Operating loss........     (37,150)      (78,092)    (64,094)     (138,007)
Other (income) expense:
  Interest expense........      10,787        17,273      17,107        34,263
  Interest income and
   other..................      (1,947)       (1,491)     (2,918)       (3,897)
                            ----------   -----------  ----------   -----------
    Net loss..............     (45,990)      (93,874)    (78,283)     (168,373)
Accretion of mandatorily
 redeemable preferred
 stock....................      (5,629)       (8,156)     (9,896)      (15,889)
                            ----------   -----------  ----------   -----------
Net loss attributable to
 common equity............  $  (51,619)  $  (102,030) $  (88,179)  $  (184,262)
                            ==========   ===========  ==========   ===========
Net loss attributable to
 common equity per share--
 basic and diluted........  $    (0.64)  $     (1.01) $    (1.39)  $     (1.84)
                            ==========   ===========  ==========   ===========
Weighted average common
 equity shares outstand-
 ing--basic and diluted...  80,234,406   101,247,896  63,293,065   100,414,647
                            ==========   ===========  ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                          For the six months
                                                            ended June 30,
                                                        -----------------------
                                                           1999        2000
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
  Net loss.............................................  $ (78,283) $ (168,373)
  Adjustment to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization......................     16,491      50,383
    Noncash compensation expense related to stock
     option grants and restricted stock awards.........        365      26,883
    Noncash interest expense...........................      9,126      23,349
    Bad debt expense...................................        159       5,639
  Changes in cash flow from operations resulting from
   changes in assets and liabilities:
    Accounts receivable................................    (12,337)    (12,933)
    Inventory..........................................     (6,955)     (4,802)
    Prepaid expenses and other current assets..........        994      (2,516)
    Other assets.......................................     (1,155)     (4,173)
    Accounts payable...................................     18,559     (32,249)
    Accrued expenses and other liabilities.............      2,131      (5,817)
    Accrued interest...................................       (411)        168
    Deferred revenue...................................        705         908
                                                         ---------  ----------
      Net cash used in operating activities............    (50,611)   (123,533)
                                                         ---------  ----------
Cash flows from investing activities:
  Expenditures for network under development, wireless
   network and property and equipment..................   (203,235)   (109,117)
  Capitalized interest on network under development and
   PCS licenses........................................     (4,153)     (1,798)
  Expenditures for microwave relocation................     (5,137)     (4,279)
  Purchase of PCS licenses.............................    (72,188)       (733)
  Deposit on PCS licenses..............................    (28,878)    (12,368)
  Partial refund of deposit on PCS licenses............     11,361         --
  Purchase of intangibles--AT&T agreements.............    (16,145)        --
  Capitalized Tritel acquisition costs.................        --       (8,409)
                                                         ---------  ----------
      Net cash used in investing activities............   (318,375)   (136,704)
                                                         ---------  ----------
Cash flows from financing activities:
  Proceeds from sale of mandatorily redeemable
   preferred stock.....................................     60,411         --
  Receipt of preferred stock subscription receivable...      3,740         --
  Direct issuance costs from sale of mandatorily
   redeemable preferred stock..........................     (2,500)        --
  Proceeds from sale of common stock and series F
   preferred stock.....................................          5      41,869
  Proceeds from long-term debt.........................    397,635      65,000
  Payments of deferred financing costs.................    (10,600)        (64)
  Payments on long term debt...........................    (40,000)       (675)
                                                         ---------  ----------
  Net cash provided by financing activities............    408,691     106,130
                                                         ---------  ----------
  Net increase (decrease) in cash and cash
   equivalents.........................................     39,705    (154,107)
Cash and cash equivalents at the beginning of period...    111,733     182,330
                                                         ---------  ----------
Cash and cash equivalents at the end of period.........  $ 151,438  $   28,223
                                                         =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ($ in thousands)

1. Organization and Business

   TeleCorp Holding Corp., Inc. was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding Corp., Inc. was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding Corp., Inc. successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, and New England Basic Trading Areas (BTAs). TeleCorp Holding Corp., Inc. qualifies as a Designated Entity and Very Small Business under Part 24 of the rules of the FCC applicable to broadband PCS.

   TeleCorp PCS, Inc. (TeleCorp) was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding Corp., Inc. TeleCorp Holding Corp., Inc. became a wholly-owned subsidiary of TeleCorp, and TeleCorp and TeleCorp Holding Corp., Inc. are hereafter referred to as the Company. The Company is the largest AT&T Wireless PCS, LLC (AT&T Wireless) affiliate in the United States, in terms of licensed population, with licenses covering markets where approximately 16.7 million people reside. The Company provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States.

   Under the terms of the strategic alliance with AT&T Wireless and certain of its affiliates (collectively, AT&T), the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo together with the SunCom brand name and logo, giving equal emphasis to each in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T Wireless and AT&T Wireless' roaming partners provides coast-to-coast coverage to its customers.

2. Basis of Presentation: Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management the interim data includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

3. Accounts Receivable

   Accounts receivable consists of the following:

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
   Accounts receivable.................................   $26,203      $38,795
   Allowance for doubtful accounts.....................    (2,622)      (2,281)
                                                          -------      -------
                                                          $23,581      $36,514
                                                          =======      =======

                               TELECORP PCS, INC.

                                ($ in thousands)


4. Inventory

   Inventory consists of the following:

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
   Handsets............................................   $15,090      $18,907
   Accessories.........................................       712        1,697
                                                          -------      -------
                                                          $15,802      $20,604
                                                          =======      =======

5. Property and Equipment

   Property and equipment consists of the following:

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (unaudited)
   Wireless network...................................   $364,491    $509,816
   Network under development..........................     21,758      33,076
   Computer equipment.................................     16,888      23,636
   Internal use software..............................     21,648      24,953
   Leasehold improvements.............................     12,011      15,847
   Furniture, fixtures, office equipment and other....     10,904      15,032
                                                         --------    --------
                                                          447,700     622,360
   Accumulated depreciation...........................    (47,250)    (91,326)
                                                         --------    --------
                                                         $400,450    $531,034
                                                         ========    ========

   Depreciation expense for the three months ended June 30, 1999 and 2000 was $11,179 and $23,770, respectively. Depreciation expense for the six months ended June 30, 1999 and 2000 was $13,241 and $44,076, respectively.

6. Long-term Debt

   Long-term debt consists of the following:

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (unaudited)
   Senior subordinated discount notes..................   $354,291    $374,877
   Senior credit facilities............................    225,000     290,000
   Lucent notes payable................................     43,504      45,353
   U.S. Government financing...........................     17,776      19,314
                                                          --------    --------
                                                           640,571     729,544
   Less: current portion...............................      1,361       1,415
                                                          --------    --------
                                                          $639,210    $728,129
                                                          ========    ========

                               TELECORP PCS, INC.

                                ($ in thousands)


 Senior Credit Facility

   On June 5, 2000, the Company borrowed $65,000 on the Tranche A term loan. Interest on the Tranche A loan was 8.62% at June 30, 2000.

7. Concurrent Offering

   In an offering concurrent with the Company's initial public offering, the Company issued 2,245,000 shares of Class A common stock to AT&T Wireless Services, Inc. (AT&T Wireless) for $18.65 per share. The Company's proceeds for the concurrent offering of $41,869 were received on January 18, 2000.

8. Acquisitions

   On April 7, 2000, the Company completed its acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of the Company's Class A common stock valued at $45,896 on the closing date. TeleCorp LMDS had no operations and its only assets were local multipoint distribution service licenses. By acquiring TeleCorp LMDS, TeleCorp gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and U.S. Virgin Islands basic trading areas. TeleCorp LMDS's stockholders were Mr. Vento, Mr. Sullivan and three of the Company's initial investors. As Mr. Vento and Mr. Sullivan have voting control of the Company and TeleCorp LMDS, the acquisition was accounted for as an acquisition between companies under common control and recorded at historical cost. The licenses acquired have been recorded by the Company at $2,707, which represents the historical cost of TeleCorp LMDS.

   On April 11, 2000, the Company completed its acquisition of the 15% of Viper Wireless, Inc. (Viper Wireless) that it did not already own from Mr. Vento and Mr. Sullivan in exchange for an aggregate of 323,372 shares of the Company's Class A common stock and 800 shares of its Series E preferred stock. The Company acquired 85% of Viper Wireless on March 1, 1999 in exchange for $32,286 contributed by AT&T and certain of the Company's other initial investors for additional shares of the Company's preferred and common stock. Viper Wireless used the proceeds to participate in the Federal Communications Commission's reauction of PCS licenses. Viper Wireless was granted six PCS licenses in the reauction. In connection with the completion of the acquisition, the Company recognized compensation expense of $15,297 based on the fair value of the Class A common stock and Series E mandatorily redeemable preferred stock at the closing date.

   On April 27, 2000, the Company completed its acquisition of 15 MHz PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As consideration for the PCS licenses, the Company paid Gulf Telecom $262 in cash, assumed approximately $2,433, less a discount of $401, in Federal Communications Commission debt related to the license and reimbursed Gulf Telecom $471 for interest it paid to the Federal Communications Commission on the debt related to the license from June 1998 through March 2000. The entire purchase price has been allocated to the acquired licenses.

9. Tritel Merger and Contribution and Exchange with AT&T Wireless

   On February 28, 2000, the Company agreed to merge with Tritel, Inc. (Tritel) through a merger of each of the Company and Tritel into a newly formed subsidiary of a new holding company, TeleCorp-Tritel Holding Company (Holding Company). The merger will result in exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of the newly formed entity, to be called TeleCorp PCS, Inc. The new entity will be controlled by the Company's voting preference common stockholders. Both the Company and Tritel will become subsidiaries of the Holding Company.

                               TELECORP PCS, INC.

                                ($ in thousands)


   This transaction will be accounted for using the purchase method of accounting. The purchase price for Tritel has been determined based on the fair value of the shares of the new Holding Company that will be issued to the former shareholders of Tritel plus cash, the fair value associated with the conversion of outstanding Tritel options and warrants to Holding Company options and warrants, liabilities assumed, and merger related costs. The fair value of the shares to be issued have been determined based on the existing market price of the Company's class A common stock, which is publicly traded, and, for those shares that do not have a readily available market price, through valuation by an investment banking firm. The purchase price for this transaction will be allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the assets acquired will be recorded as goodwill and amortized over 20 years.

   The proposed merger has been unanimously approved by the Company's and Tritel's board of directors, with three of the Company's directors abstaining. In addition, shareholders with greater than 50% of the voting power of each company have agreed to vote in favor of the merger. The merger is subject to regulatory approval and other conditions and is expected to close in the fourth quarter of 2000.

   In connection with the Company's merger with Tritel, AT&T has agreed to contribute certain assets and rights to the Company. This contribution will result in the Company acquiring various assets in exchange for the consideration issued as follows:

   The Company acquires:

    .  $20,000 cash from AT&T Wireless Services Inc. (AT&T Wireless
       Services).

    . The right to acquire all of the common and preferred stock of Indus, Inc. (Indus).

    . The right to acquire additional wireless properties and assets from Airadigm Communications, Inc. (Airadigm).

    . The two year extension and expansion of the AT&T network membership licenses agreement to cover all people in Holding Company's markets.

   Consideration issued:

    . 9,272,740 shares of class A common stock of Holding Company to AT&T Wireless Services.

   Separately, AT&T Wireless and the Company entered into an Asset Exchange Agreement pursuant to which the Company has agreed to exchange certain assets with AT&T Wireless, among other consideration.

   The Company is receiving certain consideration in exchange for assets as follows:

   The Company acquires:

    .  $80,000 in cash from AT&T Wireless.

    . AT&T Wireless 10 MHZ PCS licenses in the areas covering part of the Wisconsin market, in addition to adjacent licenses.

    . AT&T Wireless's existing 10 MHZ PCS licenses in Fort Dodge, and Waterloo, Iowa.

    . The right to acquire additional wireless properties from Polycell Communications, Inc. (Polycell) and ABC Wireless, L.L.C. (ABC Wireless).

   Consideration issued:

    .  The Company's New England Market Segment to AT&T Wireless.

    .  Cash and / or class A common stock to Polycell and cash to ABC
       Wireless.

                               TELECORP PCS, INC.

                                ($ in thousands)


   Further, AT&T has agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with TeleCorp to include the new markets, either through amending TeleCorp's existing agreements or by entering into new agreements with Holding Company on substantially the same terms as TeleCorp's existing agreements. In addition, TeleCorp has granted AT&T Wireless a "right of first refusal" with respect to certain markets transferred by AT&T Wireless Services or AT&T Wireless triggered in the event of a sale of the Company to a third party.

   These transactions will be accounted for as an asset purchase and disposition and recorded at fair value. The purchase price will be determined based on cash paid, the fair value of the Class A common stock issued, and the fair value of the assets relinquished. The purchase price will be proportionately allocated to the noncurrent assets acquired based on their estimated fair values. A gain is recognized as the difference between the fair value of the New England assets disposed and their net book value. These transactions are also subject to regulatory approval and other conditions and are expected to close in the fourth quarter of 2000. The failure of these transactions to occur does not prevent the Tritel merger from occurring.

                               TELECORP PCS, INC.

                                ($ in thousands)


10. Telecorp-Tritel Holding Company

   Holding Company was formed on April 28, 2000 in order to give effect to the Tritel merger with the Company and the AT&T exchange and contribution. Holding Company currently is a wholly-owned subsidiary of the Company. To date, the Holding Company has not conducted any activities other than those incident to its formation. Upon completion of the merger, TeleCorp and Tritel will become wholly owned subsidiaries of Holding Company. The business of Holding Company will be the combined businesses currently conducted by TeleCorp and Tritel. Summarized financial statements of Holding Company are as follows:

                        TELECORP-TRITEL HOLDING COMPANY

                                 BALANCE SHEET

                                                                June 30, 2000
                                                             -------------------
                           ASSETS
Total current assets........................................      $     --
                                                                  ---------
Total assets................................................            --
                                                                  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities...................................            --
                                                                  ---------
Total liabilities...........................................            --
                                                                  ---------
Stockholders equity (deficit):
  Common stock, par value $.01 per share 1,000 shares
   authorized, issued and outstanding.......................            --
Total stockholders' equity (deficit)........................            --
                                                                  ---------
Total liabilities and stockholders' equity (deficit)........      $     --
                                                                  =========

                        TELECORP-TRITEL HOLDING COMPANY

                            STATEMENT OF OPERATIONS
                                                               For the period
                                                               April 28, 2000
                                                             (date of inception)
                                                              to June 30, 2000
                                                             -------------------
Total revenue...............................................      $     --
                                                                  ---------
Total operating expenses....................................            --
                                                                  ---------
Operating loss..............................................            --
                                                                  ---------
Net loss....................................................      $     --
                                                                  =========

                        TELECORP-TRITEL HOLDING COMPANY

                            STATEMENT OF CASH FLOWS
                                                               For the period
                                                               April 28, 2000
                                                             (date of inception)
                                                              to June 30, 2000
                                                             -------------------
Net cash used in operating activities.......................      $     --
                                                                  ---------
Net cash used in investing activities.......................            --
                                                                  ---------
Net cash used in financing activities.......................            --
                                                                  ---------
Cash and cash equivalents at the beginning of period........            --
                                                                  ---------
Cash and cash equivalents at the end of period..............      $     --
                                                                  =========

                               TELECORP PCS, INC.

                                ($ in thousands)


11. Subsidiary Guarantee

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc., one of the Company's wholly-owned subsidiaries. Consolidating financial statements of TeleCorp, TeleCorp Communications, Inc., the guarantor, the non-guarantor subsidiaries of TeleCorp Communications, Inc. and the non-guarantor subsidiaries of TeleCorp as of December 31, 1999 and June 30, 2000, for the year ended December 31, 1999 and for the three and six months ended June 30, 1999 and 2000 have been included on the following pages.

   Certain amounts in the 1999 consolidating financial statements have been reclassified to conform with the presentations of the consolidating financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000. These reclassifications are eliminated upon consolidation and do not impact the Company's consolidated financial statements.

                              TELECORP PCS, INC.

                               ($ in thousands)


Consolidating Balance Sheet as of December 31, 1999:

                                          TeleCorp Communications, Inc.                       TeleCorp PCS, Inc.
                                --------------------------------------------------- ---------------------------------------
                    TeleCorp    Guarantor   Non-Guarantor                           Non-Guarantor
                    PCS, Inc.   Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                   -----------  ----------  ------------- ------------ ------------ ------------- ------------ ------------
     ASSETS
Current assets:
 Cash and cash
 equivalents.....  $   182,330  $     --      $     --      $    --     $     --      $    --      $     --     $ 182,330
 Accounts
 receivable,
 net.............          --      23,581           --           --        23,581          --            --        23,581
 Inventory.......          --      15,802           --           --        15,802          --            --        15,802
 Prepaid expenses
 and other
 current assets..          --       1,608         2,220          --         3,828          --            --         3,828
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total current
 assets..........      182,330     40,991         2,220          --        43,211          --            --       225,541
Property and
equipment, net...          --     182,235       218,215          --       400,450          --            --       400,450
PCS licenses and
microwave
relocation costs,
net..............          --         --            --           --           --       267,682           --       267,682
Intangible
assets--AT&T
agreements, net..       37,908        --            --           --           --           --            --        37,908
Deferred
financing costs,
net..............       19,577        --            --           --           --           --            --        19,577
Other assets.....          --       1,044           --           --         1,044          --            --         1,044
Intercompany
receivables......      858,279        --         42,970      (42,970)         --         5,702      (863,981)         --
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total assets....  $ 1,098,094  $ 224,270     $ 263,405     $(42,970)   $ 444,705     $273,384     $(863,981)   $ 952,202
                   ===========  =========     =========     ========    =========     ========     =========    =========
  LIABILITIES,
   MANDATORILY
   REDEEMABLE
 PREFERRED STOCK
       AND
  STOCKHOLDERS'
EQUITY (DEFICIT)
Current
liabilities:
 Accounts
 payable.........  $       --   $  12,318     $  26,585     $    --     $  38,903     $    --      $     --     $  38,903
 Accrued
 expenses........          --      48,960         3,017          --        51,977          --            --        51,977
 Microwave
 relocation
 obligation,
 current
 portion.........          --         --            --           --           --        36,122           --        36,122
 Long-term debt,
 current
 portion.........          --         --            --           --           --         1,361           --         1,361
 Accrued
 interest........          521        --            --           --           --           866           --         1,387
 Deferred
 revenue.........          --       1,709           --           --         1,709          --            --         1,709
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total current
 liabilities.....          521     62,987        29,602          --        92,589       38,349           --       131,459
Long-term debt...      622,795        --            --           --           --        16,415           --       639,210
Microwave
relocation
obligation.......          --         --            --           --           --         2,365           --         2,365
Accrued expenses
and other........          --         --          6,541          --         6,541          --            --         6,541
Intercompany
payables.........          --     463,434       227,262      (42,970)     647,726      216,255      (863,981)         --
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total
 liabilities.....      623,316    526,421       263,405      (42,970)     746,856      273,384      (863,981)     779,575
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
Mandatorily
redeemable
preferred stock..      360,182        --            --           --           --           --            --       360,182
Preferred stock
subscriptions
receivable.......      (97,001)       --            --           --           --           --            --       (97,001)
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total
 mandatorily
 redeemable
 preferred stock,
 net.............      263,181        --            --           --           --           --            --       263,181
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
Commitments and
contingencies
Stockholders'
equity (deficit):
 Series F
 preferred
 stock...........          149        --            --           --           --           --            --           149
 Common stock....          856        --            --           --           --           --            --           856
 Additional paid-
 in capital......      267,442        --            --           --           --           --            --       267,442
 Deferred
 compensation....      (42,811)       --            --           --           --           --            --       (42,811)
 Common stock
 subscriptions
 receivable......         (191)       --            --           --           --           --            --          (191)
 Accumulated
 deficit.........      (13,848)  (302,151)          --           --      (302,151)         --            --      (315,999)
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total
 stockholders'
 equity
 (deficit).......      211,597   (302,151)          --           --      (302,151)         --            --       (90,554)
                   -----------  ---------     ---------     --------    ---------     --------     ---------    ---------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred stock
 and
 stockholders'
 equity
 (deficit).......  $ 1,098,094  $ 224,270     $ 263,405     $(42,970)   $ 444,705     $273,384     $(863,981)   $ 952,202
                   ===========  =========     =========     ========    =========     ========     =========    =========

                              TELECORP PCS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of June 30, 2000 (unaudited):

                                                           TeleCorp Communications, Inc.
                                                 ---------------------------------------------------
                                      TeleCorp   Guarantor   Non-Guarantor
                                     PCS, Inc.   Subsidiary  Subsidiaries  Eliminations Consolidated
                                     ----------  ----------  ------------- ------------ ------------
           ASSETS
     Current assets:
      Cash and cash
      equivalents......              $   28,223  $     --      $    --       $    --     $      --
      Accounts
      receivable, net..                     --      36,514          --            --         36,514
      Inventory........                     --      20,604          --            --         20,604
      Prepaid expenses
      and other current
      assets...........                     --       4,759        1,585           --          6,344
                                     ----------  ---------     --------      --------    ----------
      Total current
      assets........ ..                  28,223     61,877        1,585           --         63,462
     Property and
     equipment, net....                     --     249,111      281,923           --        531,034
     PCS licenses and
     microwave
     relocation costs,
     net...............                     --         --           --            --            --
     Intangible
     assets--AT&T
     agreements, net...                  34,330        --           --            --            --
     Deferred financing
     costs, net........                  18,647        --           --            --            --
     Other assets......                     --       5,217          --            --          5,217
     Intercompany
     receivables.......               1,176,496        --        79,918       (79,918)          --
                                     ----------  ---------     --------      --------    ----------
      Total assets.. ..              $1,257,696  $ 316,205     $363,426      $(79,918)   $  599,713
                                     ==========  =========     ========      ========    ==========
        LIABILITIES,
        MANDATORILY
REDEEABLEMPREFERRED STOCK AND
     TOCKHOLDERS'SEQUITY
         (DEFICIT)
     Current
     liabilities:
      Accounts
      payable..........              $      --   $   6,654     $    --       $    --     $    6,654
      Accrued
      expenses.........                     --      75,297       35,579           --        110,876
      Microwave
      relocation
      obligation,
      current portion..                     --         --           --            --            --
      Long-term debt,
      current portion..                     --         --           --            --            --
      Accrued
      interest.........                   1,230        --           --            --            --
      Deferred
      revenue..........                     --       2,617          --            --          2,617
                                     ----------  ---------     --------      --------    ----------
      Total current
      liabilities... ..                   1,230     84,568       35,579           --        120,147
     Long-term debt....                 710,230        --           --            --            --
     Microwave
     relocation
     obligation........                     --         --           --            --            --
     Accrued expenses
     and other.........                     --         --         9,538           --          9,538
     Intercompany
     payables..........                     --     702,161      318,309       (79,918)      940,552
                                     ----------  ---------     --------      --------    ----------
      Total
      liabilities... ..                 711,460    786,729      363,426       (79,918)    1,070,237
                                     ----------  ---------     --------      --------    ----------
     Mandatorily
     redeemable
     preferred stock...                 376,129        --           --            --            --
     Preferred stock
     subscriptions
     receivable........                 (97,001)       --           --            --            --
                                     ----------  ---------     --------      --------    ----------
      Total
      mandatorily
      redeemable
      preferred stock,
      net........... ..                 279,128        --           --            --            --
                                     ----------  ---------     --------      --------    ----------
     Commitments and
     contingencies
                                               TeleCorp PCS, Inc.
                                     ----------------------------------------
                                     Non-Guarantor
                                     Subsidiaries  Eliminations  Consolidated
                                     ------------- ------------- ------------
           ASSETS
     Current assets:
      Cash and cash
      equivalents......                $    --     $       --     $  28,223
      Accounts
      receivable, net..                     --             --        36,514
      Inventory........                     --             --        20,604
      Prepaid expenses
      and other current
      assets...........                     --             --         6,344
                                     ------------- ------------- ------------
      Total current
      assets........ ..                     --             --        91,685
     Property and
     equipment, net....                     --             --       531,034
     PCS licenses and
     microwave
     relocation costs,
     net...............                 277,275            --       277,275
     Intangible
     assets--AT&T
     agreements, net...                     --             --        34,330
     Deferred financing
     costs, net........                     --             --        18,647
     Other assets......                   8,409            --        13,626
     Intercompany
     receivables.......                   9,086     (1,185,582)         --
                                     ------------- ------------- ------------
      Total assets.. ..                $294,770    $(1,185,582)   $ 966,597
                                     ============= ============= ============
        LIABILITIES,
        MANDATORILY
REDEEABLEMPREFERRED STOCK AND
     TOCKHOLDERS'SEQUITY
         (DEFICIT)
     Current
     liabilities:
      Accounts
      payable..........                $    --     $       --     $   6,654
      Accrued
      expenses.........                     --             --       110,876
      Microwave
      relocation
      obligation,
      current portion..                  21,973            --        21,973
      Long-term debt,
      current portion..                   1,415            --         1,415
      Accrued
      interest.........                     325            --         1,555
      Deferred
      revenue..........                     --             --         2,617
                                     ------------- ------------- ------------
      Total current
      liabilities... ..                  23,713            --       145,090
     Long-term debt....                  17,899            --       728,129
     Microwave
     relocation
     obligation........                   8,128            --         8,128
     Accrued expenses
     and other.........                     --             --         9,538
     Intercompany
     payables..........                 245,030     (1,185,582)         --
                                     ------------- ------------- ------------
      Total
      liabilities... ..                 294,770     (1,185,582)     890,885
                                     ------------- ------------- ------------
     Mandatorily
     redeemable
     preferred stock...                     --             --       376,129
     Preferred stock
     subscriptions
     receivable........                     --             --       (97,001)
                                     ------------- ------------- ------------
      Total
      mandatorily
      redeemable
      preferred stock,
      net........... ..                     --             --       279,128
                                     ------------- ------------- ------------
     Commitments and
     contingencies

Stockholders'
equity (deficit):
 Series F
 preferred stock..                     149        --           --            --            --
 Common stock.....                     890        --           --            --            --
 Additional paid-
 in capital.......                 313,107        --           --            --            --
 Deferred
 compensation.....                 (32,999)       --           --            --            --
 Common stock
 subscriptions
 receivable.......                    (191)       --           --            --            --
 Accumulated
 deficit..........                 (13,848)  (470,524)         --            --       (470,524)
                                ----------  ---------     --------      --------    ----------
 Total
 stockholders'
 equity
 (deficit)........                 267,108   (470,524)         --            --       (470,524)
                                ----------  ---------     --------      --------    ----------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred stock
 and
 stockholders'
 equity
 (deficit)........              $1,257,696  $ 316,205     $363,426      $(79,918)   $  599,713
                                ==========  =========     ========      ========    ==========
Stockholders'
equity (deficit):
 Series F
 preferred stock..                     --             --           149
 Common stock.....                     --             --           890
 Additional paid-
 in capital.......                     --             --       313,107
 Deferred
 compensation.....                     --             --       (32,999)
 Common stock
 subscriptions
 receivable.......                     --             --          (191)
 Accumulated
 deficit..........                     --             --      (484,372)
                                ------------- ------------- ------------
 Total
 stockholders'
 equity
 (deficit)........                     --             --      (203,416)
                                ------------- ------------- ------------
 Total
 liabilities,
 mandatorily
 redeemable
 preferred stock
 and
 stockholders'
 equity
 (deficit)........                $294,770    $(1,185,582)   $ 966,597
                                ============= ============= ============

                              TELECORP PCS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the three months ended June 30, 1999 (unaudited):

                                         TeleCorp Communications, Inc.                       TeleCorp PCS, Inc.
                               --------------------------------------------------- ---------------------------------------
                     TeleCorp
                       PCS,    Guarantor   Non-Guarantor                           Non-Guarantor
                       Inc.    Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                     --------  ----------  ------------- ------------ ------------ ------------- ------------ ------------
Revenue:
 Service...........  $    --   $   5,728      $  --        $   --      $   5,728       $ --        $   --      $   5,728
 Roaming...........       --       7,609         --            --          7,609         --            --          7,609
 Equipment.........       --       3,791         --            --          3,791         --            --          3,791
 Intercompany......     1,558        --        7,709        (7,709)          --          924        (2,482)          --
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
   Total revenue...     1,558     17,128       7,709        (7,709)       17,128         924        (2,482)       17,128
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
Operating expenses:
 Cost of revenue...       --      17,614         --         (7,709)        9,905         --         (2,482)        7,423
 Operations and
 development.......       --       6,337       1,459           --          7,796         --            --          7,796
 Selling and
 marketing.........       --      13,070         --            --         13,070         --            --         13,070
 General and
 administrative....       365     11,897         --            --         11,897         --            --         12,262
 Depreciation and
 amortization......     1,193      5,788       6,250           --         12,038         496           --         13,727
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
   Total operating
   expenses........     1,558     54,706       7,709        (7,709)       54,706         496        (2,482)       54,278
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
   Operating income
   (loss)..........       --     (37,578)        --            --        (37,578)        428           --        (37,150)
Other (income)
expense:
 Interest
 expense...........    10,359      8,412         --            --          8,412         428        (8,412)       10,787
 Interest income
 and other.........   (10,359)       --          --            --            --          --          8,412        (1,947)
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
   Net loss........       --     (45,990)        --            --        (45,990)        --            --        (45,990)
Accretion of
mandatorily
redeemable
preferred stock....    (5,629)       --          --            --            --          --            --         (5,629)
                     --------  ---------      ------       -------     ---------       -----       -------     ---------
Net loss
attributable to
common equity......  $ (5,629) $ (45,990)     $  --        $   --      $ (45,990)      $ --        $   --      $ (51,619)
                     ========  =========      ======       =======     =========       =====       =======     =========

                              TELECORP PCS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the three months ended June 30, 2000 (unaudited):

                                          TeleCorp Communications, Inc.                      TeleCorp PCS, Inc.
                                -------------------------------------------------- ---------------------------------------
                     TeleCorp   Guarantor  Non-Guarantor                           Non-Guarantor
                     PCS, Inc.  Subsidiary Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                     ---------  ---------- ------------- ------------ ------------ ------------- ------------ ------------
Revenue:
 Service...........  $    --     $ 51,119     $   --       $    --      $ 51,119      $  --        $    --     $  51,119
 Roaming...........       --       14,699         --            --        14,699         --             --        14,699
 Equipment.........       --        6,193         --            --         6,193         --             --         6,193
 Intercompany......    23,594         --       20,562       (20,562)         --        1,951        (25,545)         --
                     --------    --------     -------      --------     --------      ------       --------    ---------
   Total revenue...    23,594      72,011      20,562       (20,562)      72,011       1,951        (25,545)      72,011
                     --------    --------     -------      --------     --------      ------       --------    ---------
Operating expenses:
 Cost of revenue...       --       45,708         --        (20,562)      25,146         --          (3,739)      21,407
 Operations and
 development.......       564       7,709       6,860           --        14,569         --            (564)      14,569
 Selling and
 marketing.........       427      40,141         --            --        40,141         --            (427)      40,141
 General and
 administrative....    20,815      47,071         --            --        47,071         --         (20,815)      47,071
 Depreciation and
 amortization......     1,788      10,089      13,702           --        23,791       1,336            --        26,915
                     --------    --------     -------      --------     --------      ------       --------    ---------
   Total operating
   expenses........    23,594     150,718      20,562       (20,562)     150,718       1,336        (25,545)     150,103
                     --------    --------     -------      --------     --------      ------       --------    ---------
   Operating income
   (loss)..........       --      (78,707)        --            --       (78,707)        615            --       (78,092)
Other (income)
expense:
 Interest
 expense...........    16,658      15,167         --            --        15,167         615        (15,167)      17,273
 Interest income
 and other.........   (16,658)        --          --            --           --          --          15,167       (1,491)
                     --------    --------     -------      --------     --------      ------       --------    ---------
   Net loss........       --      (93,874)        --            --       (93,874)        --             --       (93,874)
Accretion of
mandatorily
redeemable
preferred stock....    (8,156)        --          --            --           --          --             --        (8,156)
                     --------    --------     -------      --------     --------      ------       --------    ---------
Net loss
attributable to
common equity......  $ (8,156)   $(93,874)    $   --       $    --      $(93,874)     $  --        $    --     $(102,030)
                     ========    ========     =======      ========     ========      ======       ========    =========

                              TELECORP PCS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the six months ended June 30, 1999 (unaudited):

                                         TeleCorp Communications, Inc.                      TeleCorp PCS, Inc.
                               -------------------------------------------------- ---------------------------------------
                     TeleCorp
                       PCS,    Guarantor  Non-Guarantor                           Non-Guarantor
                       Inc.    Subsidiary Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                     --------  ---------- ------------- ------------ ------------ ------------- ------------ ------------
Revenue:
  Service........... $    --    $  6,232     $   --       $    --      $  6,232      $  --        $    --      $  6,232
  Roaming...........      --       9,487         --            --         9,487         --             --         9,487
  Equipment.........      --       5,649         --            --         5,649         --             --         5,649
  Intercompany......    2,446        --       13,178       (13,178)         --        1,336         (3,782)         --
                     --------   --------     -------      --------     --------      ------       --------     --------
    Total revenue...    2,446     21,368      13,178       (13,178)      21,368       1,336         (3,782)      21,368
                     --------   --------     -------      --------     --------      ------       --------     --------
Operating expenses:
  Cost of revenue...      --      27,067         --        (13,178)      13,889         --          (3,782)      10,107
  Operations and
   development......      --       9,715       5,783           --        15,498         --             --        15,498
  Selling and
   marketing........      --      20,925         --            --        20,925         --             --        20,925
  General and
   administrative...      365     22,076         --            --        22,076         --             --        22,441
  Depreciation and
   amortization.....    2,081      6,377       7,395           --        13,772         638            --        16,491
                     --------   --------     -------      --------     --------      ------       --------     --------
    Total operating
     expenses.......    2,446     86,160      13,178       (13,178)      86,160         638         (3,782)      85,462
                     --------   --------     -------      --------     --------      ------       --------     --------
    Operating income
     (loss).........      --     (64,792)        --            --       (64,792)        698            --       (64,094)
Other (income)
 expense:
  Interest expense..   16,409     13,491         --            --        13,491         698        (13,491)      17,107
  Interest income
   and other........  (16,409)       --          --            --           --          --          13,491       (2,918)
                     --------   --------     -------      --------     --------      ------       --------     --------
    Net loss........      --     (78,283)        --            --       (78,283)        --             --       (78,283)
Accretion of
 mandatorily
 redeemable
 preferred stock....   (9,896)       --          --            --           --          --             --        (9,896)
                     --------   --------     -------      --------     --------      ------       --------     --------
Net loss
 attributable to
 common equity...... $ (9,896)  $(78,283)    $   --       $    --      $(78,283)     $  --        $    --      $(88,179)
                     ========   ========     =======      ========     ========      ======       ========     ========

                              TELECORP PCS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the six months ended June 30, 2000 (unaudited):

                                         TeleCorp Communications, Inc.                       TeleCorp PCS, Inc.
                               --------------------------------------------------- ---------------------------------------
                     TeleCorp
                       PCS,    Guarantor   Non-Guarantor                           Non-Guarantor
                       Inc.    Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                     --------  ----------  ------------- ------------ ------------ ------------- ------------ ------------
Revenue:
  Service........... $    --   $  88,056      $  --        $    --     $  88,056      $  --        $    --     $  88,056
  Roaming...........      --      26,151         --             --        26,151         --             --        26,151
  Equipment.........      --      13,250         --             --        13,250         --             --        13,250
  Intercompany......   30,460        --       36,948        (36,948)         --        3,384        (33,844)         --
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
    Total revenue...   30,460    127,457      36,948        (36,948)     127,457       3,384        (33,844)     127,457
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
Operating expenses:
  Cost of revenue...      --      84,342         --         (36,948)      47,394         --          (6,961)      40,433
  Operations and
   development......      771     13,726      11,809            --        25,535         --            (771)      25,535
  Selling and
   marketing........      559     74,766         --             --        74,766         --            (559)      74,766
  General and
   administrative...   25,553     74,347         --             --        74,347         --         (25,553)      74,347
  Depreciation and
   amortization.....    3,577     19,526      25,139            --        44,665       2,141            --        50,383
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
    Total operating
     expenses.......   30,460    266,707      36,948        (36,948)     266,707       2,141        (33,844)     265,464
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
    Operating income
     (loss).........      --    (139,250)        --             --      (139,250)      1,243            --      (138,007)
Other (income)
 expense:
  Interest expense..   33,020     29,123         --             --        29,123       1,243        (29,123)      34,263
  Interest income
   and other........  (33,020)       --          --             --           --          --          29,123       (3,897)
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
    Net loss........      --    (168,373)        --             --      (168,373)        --             --      (168,373)
Accretion of
 mandatorily
 redeemable
 preferred stock....  (15,889)       --          --             --           --          --             --       (15,889)
                     --------  ---------      ------       --------    ---------      ------       --------    ---------
Net loss
 attributable to
 common equity...... $(15,889) $(168,373)     $  --        $    --     $(168,373)     $  --        $    --     $(184,262)
                     ========  =========      ======       ========    =========      ======       ========    =========

                              TELECORP PCS, INC.

                               ($ in thousands)


Consolidating Statement of Cash Flows for the six months ended June 30, 1999 (unaudited):

                                        TeleCorp Communications, Inc.                        TeleCorp PCS, Inc.
                              --------------------------------------------------- ----------------------------------------
                   TeleCorp   Guarantor   Non-Guarantor                           Non-Guarantor
                   PCS, Inc.  Subsidiary  Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                   ---------  ----------  ------------- ------------ ------------ ------------- ------------ -------------
Cash flows from
operating
activities:
Net loss.........  $     --   $ (78,283)    $     --       $  --      $ (78,283)    $    --      $     --      $ (78,283)
Adjustment to
reconcile net
loss to net cash
(used in)
provided by
operating
activities:
 Depreciation and
 amortization....      2,081      6,377         7,395         --         13,772          638           --         16,491
 Noncash
 compensation
 expense related
 to stock option
 grants and
 restricted stock
 awards..........        --         365           --          --            365          --            --            365
 Noncash interest
 expense.........      8,978        --            --          --            --           148           --          9,126
 Bad debt
 expense.........        --         159           --          --            159          --            --            159
Changes in cash
 flow from
 operations
 resulting from
 changes in
 assets and
 liabilities:
 Accounts
 receivable......        --     (12,337)          --          --        (12,337)         --            --        (12,337)
 Inventory.......        --      (6,955)          --          --         (6,955)         --            --         (6,955)
 Intercompany
 receivables.....   (363,590)       --            --          --            --           --        363,590           --
 Prepaid expenses
 and other
 current assets..        --       1,095          (101)        --            994          --            --            994
 Other assets....        --        (599)         (556)        --         (1,155)         --            --         (1,155)
 Accounts
 payable.........        --       8,537        10,022         --         18,559          --            --         18,559
 Accrued
 expenses........        --         980         1,151         --          2,131          --            --          2,131
 Accrued
 interest........       (310)       --            --          --            --          (101)          --           (411)
 Deferred
 revenue.........        --         705           --          --            705          --            --            705
 Intercompany
 payables........        --     177,498        91,935         --        269,433       94,157      (363,590)          --
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
 Net cash (used
 in) provided by
 operating
 activities......   (352,841)    97,542       109,846         --        207,388       94,842           --        (50,611)
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
Cash flows from
investing
activities:
 Expenditures for
 network under
 development,
 wireless network
 and property and
 equipment.......        --     (93,389)     (109,846)        --       (203,235)         --            --       (203,235)
 Capitalized
 interest on
 network under
 development and
 PCS licenses....        --      (4,153)          --          --         (4,153)         --            --         (4,153)
 Expenditures for
 microwave
 relocation......        --         --            --          --            --        (5,137)          --         (5,137)
 Purchase of PCS
 licenses........        --         --            --          --            --       (72,188)          --        (72,188)
 Deposit on PCS
 licenses........        --         --            --          --            --       (28,878)          --        (28,878)
 Partial refund
 of deposit on
 PCS licenses....        --         --            --          --            --        11,361           --         11,361
 Purchase of
 intangibles-AT&T
 agreements......    (16,145)       --            --          --            --           --            --        (16,145)
 Capitalized
 Tritel
 acquisition
 costs...........        --         --            --          --            --           --            --            --
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
 Net cash used in
 investing
 activities......    (16,145)   (97,542)     (109,846)        --       (207,388)     (94,842)          --       (318,375)
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
Cash flows from
financing
activities:
 Proceeds from
 sale of
 mandatorily
 redeemable
 preferred
 stock...........     60,411        --            --          --            --           --            --         60,411
 Receipt of
 preferred stock
 subscription
 receivable......      3,740        --            --          --            --           --            --          3,740
 Direct issuance
 costs from sale
 of mandatorily
 redeemable
 preferred
 stock...........     (2,500)       --            --          --            --           --            --         (2,500)
 Proceeds from
 sale of common
 stock and series
 F preferred
 stock...........          5        --            --          --            --           --            --              5
 Proceeds from
 long-term debt..    397,635        --            --          --            --           --            --        397,635
 Payments of
 deferred
 financing
 costs...........    (10,600)       --            --          --            --           --            --        (10,600)
 Payments on
 long-term debt..    (40,000)       --            --          --            --           --            --        (40,000)
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
 Net cash
 provided by
 financing
 activities......    408,691        --            --          --            --           --            --        408,691
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
Net increase in
cash and cash
equivalents......     39,705        --            --          --            --           --            --         39,705
Cash and cash
equivalents at
the beginning of
period...........    111,733        --            --          --            --           --            --        111,733
                   ---------  ---------     ---------      ------     ---------     --------     ---------     ---------
Cash and cash
equivalents at
the end of
period...........  $ 151,438  $     --      $     --       $  --      $     --      $    --      $     --      $ 151,438
                   =========  =========     =========      ======     =========     ========     =========     =========

                              TELECORP PCS, INC.

                               ($ in thousands)

  Consolidating Statement of Cash Flows for the six months ended June 30, 2000 (unaudited):

                                         TeleCorp Communications, Inc.                TeleCorp PCS, Inc.
                                     -------------------------------------- ---------------------------------------
                          TeleCorp   Guarantor   Non-Guarantor              Non-Guarantor
                          PCS, Inc.  Subsidiary  Subsidiaries  Consolidated Subsidiaries  Eliminations Consolidated
                          ---------  ----------  ------------- ------------ ------------- ------------ ------------
Cash flows from
operating activities:
Net loss................  $     --   $ (168,373)   $    --      $ (168,373)    $   --      $     --     $ (168,373)
Adjustment to reconcile
net loss to cash (used
in) provided by
operating activities:
 Depreciation and
 amortization...........      3,577      19,526      25,139         44,665       2,141           --         50,383
 Noncash compensation
 expense related to
 stock option grants and
 restricted stock
 awards.................        --       26,883         --          26,883         --            --         26,883
 Noncash interest
 expense................     23,092         --          --             --          257           --         23,349
 Bad debt expense.......        --        5,639         --           5,639         --            --          5,639
Changes in cash flow
from operations
resulting from changes
in assets and
liabilities:
 Accounts receivable....        --      (12,933)        --         (12,933)        --            --        (12,933)
 Inventory..............        --       (4,802)        --          (4,802)        --            --         (4,802)
 Intercompany
 receivables............   (275,780)        --          --             --          --        275,780           --
 Prepaid expenses and
 other current assets...        --       (3,151)        635         (2,516)        --            --         (2,516)
 Other assets...........        --       (4,173)        --          (4,173)        --            --         (4,173)
 Accounts payable.......        --       (5,664)    (26,585)       (32,249)        --            --        (32,249)
 Accrued expenses.......        --       (2,456)     (3,361)        (5,817)        --            --         (5,817)
 Accrued interest.......        567          --         --             --         (399)          --            168
 Deferred revenue.......        --          908         --             908         --            --            908
 Intercompany payables..        --      199,497      64,186        263,683      12,097      (275,780)          --
                          ---------  ----------    --------     ----------     -------     ---------    ----------
 Net cash (used in)
 provided by operating
 activities.............   (248,544)     50,901      60,014        110,915      14,096           --       (123,533)
                          ---------  ----------    --------     ----------     -------     ---------    ----------
Cash flows from
investing activities:
 Expenditures for
 network under
 development, wireless
 network and property
 and equipment..........        --      (49,103)    (60,014)      (109,117)        --            --       (109,117)
 Capitalized interest on
 network under
 development and
 wireless network.......        --       (1,798)        --          (1,798)        --            --         (1,798)
 Expenditures for
 microwave relocation...        --          --          --             --       (4,279)          --         (4,279)
 Purchase of PCS
 licenses...............        --          --          --             --         (733)          --           (733)
 Deposit on PCS
 licenses...............        --          --          --             --          --            --            --
 Purchase of
 intangibles -- AT&T
 agreements.............    (12,368)        --          --             --          --            --        (12,368)
 Capitalized Tritel
 acquisition costs......        --          --          --             --       (8,409)          --         (8,409)
                          ---------  ----------    --------     ----------     -------     ---------    ----------
 Net cash used in
 investing activities...    (12,368)    (50,901)    (60,014)      (110,915)    (13,421)          --       (136,704)
                          ---------  ----------    --------     ----------     -------     ---------    ----------
Cash flows from
financing activities:
 Proceeds from sale of
 mandatorily redeemable
 preferred stock........        --          --          --             --          --            --            --
 Receipt of preferred
 stock subscription
 receivable.............        --          --          --             --          --            --            --
 Direct issuance costs
 from sale of
 mandatorily redeemable
 preferred stock........        --          --          --             --          --            --            --
 Proceeds from sale of
 common stock and series
 F preferred stock......     41,869         --          --             --          --            --         41,869
 Proceeds from long-term
 debt...................     65,000         --          --             --          --            --         65,000
 Payments of deferred
 financing costs........        (64)        --          --             --          --            --            (64)
 Payments on long-term
 debt...................        --          --          --             --         (675)          --           (675)
                          ---------  ----------    --------     ----------     -------     ---------    ----------
 Net cash provided by
 (used in) financing
 activities.............    106,805         --          --             --         (675)          --        106,130
                          ---------  ----------    --------     ----------     -------     ---------    ----------
Net decrease in cash and
cash equivalents........   (154,107)        --          --             --          --            --       (154,107)
Cash and cash
equivalents at the
beginning of period.....    182,330         --          --             --          --            --        182,330
                          ---------  ----------    --------     ----------     -------     ---------    ----------
Cash and cash
equivalents at the end
of period...............  $  28,223  $      --     $    --      $      --      $   --      $     --     $   28,223
                          =========  ==========    ========     ==========     =======     =========    ==========

                               TELECORP PCS, INC.

                                ($ in thousands)


12. Subsequent Events

 Senior Subordinated Notes

   On July 14, 2000, the Company completed the issuance and sale of 10 5/8% Senior Subordinated Notes (Subordinated Notes) with an aggregate principal amount of $450,000. The Subordinated Notes mature July 15, 2010 and the Company is required to pay interest semi-annually beginning on January 15, 2001. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled approximately $13,000. The Subordinated Notes are subject to optional redemption, allowing the Company on or after July 15, 2005, to redeem some or all of the Subordinated Notes together with accrued and unpaid interest at redemption prices. The Company also has the option until July 15, 2003, to redeem up to 35% of the original aggregate principal amount of these notes with the net proceeds of certain types of qualified equity offerings at a redemption price equal to 110.625% of the principal amount as long as at least 65% of the original aggregate principal amount of the notes remains outstanding immediately after redemption. If the Company experiences a change of control at any time on or prior to July 15, 2005, the Company has the option to redeem all of the Subordinated Notes at par plus a premium. If the Company has not previously redeemed the Subordinated Notes and if the Company experiences a change in control, the note holders may require the Company to make an offer to repurchase all of the Subordinated Notes after July 15, 2005, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The Company is required to comply with certain financial covenants outlined in the indenture agreement. The Subordinated Notes are not collateralized. The Subordinated Notes are subordinate to all of the Company's existing and future senior debt, rank equally with all existing senior subordinated debt and rank senior to all existing and future subordinated debt. The Subordinated Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc.

 Lucent Notes

   On July 14, 2000, Holding Company entered into a commitment letter with Lucent Technologies Inc. (Lucent). Under the terms of the commitment letter, Lucent agreed that following the merger of TeleCorp and Tritel into subsidiaries of Holding Company, Lucent will purchase from Holding Company, should Holding Company issue, Senior Subordinated Discount Notes (Lucent Notes) with gross proceeds up to $350,000. The Lucent Notes mature 10 years from the date of issuance, unless previously redeemed by the Holding Company. As interest accrues, it will be added to the principal as an increase to interest expense and to the carrying value of the notes for five years from the date of issuance. After five years, interest on the Lucent Notes will become payable semi-annually. The Lucent Notes are not collaterized. The Lucent Notes would be senior subordinated unsecured obligations of the Holding Company, ranking equivalent in right of payment to all of the Holding Company's future senior subordinated debt. The Lucent Notes would be subordinate in right of payment to any future senior debt incurred by the Holding Company or its guarantor subsidiaries but senior in right of payment to any future subordinated debt incurred by Holding Company or any of its guarantor subsidiaries.

 Black Label Wireless, Inc. Credit Agreement

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black Label up to $175,000. Black Label intends to use the proceeds of loans under the credit agreement to develop the network related to the licenses being acquired from AT&T Wireless in the Contribution and the Exchange. Upon consummation of the merger, Black Label intends to transfer its assets to the Company and the Company intends to satisfy Black Label's indebtedness to Lucent. Black Label is considered by the Company to be a special purpose entity and the Company will include all of Black Label's activities in its consolidated financial statements.

                               TELECORP PCS, INC.

                                ($ in thousands)


   The obligations under the Black Label credit agreement must be repaid upon the later to occur of the date six months after the consummation of the merger of TeleCorp and Tritel and related AT&T transactions and July 14, 2001. Additionally, if, the obligations under the credit agreement are assumed by the Company, the commitments under the credit agreement shall immediately terminate and all obligations due under the credit agreement shall immediately become due and payable.

 Senior Credit Facility

   On July 14, 2000, the Company borrowed $35,000 on the Tranche A term loan. The total principal outstanding on the Tranche A term loan was $100,000 as of July 14, 2000.

 Preferred Stock Subscription Receivable

   On July 17, 2000, the Company received $37,650 from certain of its initial institutional investors related to the preferred stock subscriptions receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   You should read the following discussion in conjunction with (1) our accompanying unaudited consolidated financial statements and notes thereto and
(2) our audited consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 1999 included in our annual report on Form 10-K for such period. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements.

Overview

   The Company is the largest AT&T Wireless affiliate in the United States in terms of licensed population, with licenses covering approximately 16.7 million people. It provides wireless personal communication services, or PCS, in selected markets in the south-central and northeast United States and in Puerto Rico, encompassing eight of the 100 largest metropolitan areas in the United States. Commencing with the launch of operations in the New Orleans market in February 1999, TeleCorp successfully launched its services in 32 markets by June 30, 2000. As of June 30, 2000, the Company had more than 319,000 customers and its networks covered approximately 79% of the population where it held licenses. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network.

Revenue

   The Company derives its revenue from the following sources:

   Service. The Company sells wireless personal communications services. The various types of service revenue associated with personal communications services for the Company's customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. The Company's customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with the Company's prepaid customers and non-recurring activation and de-activation service charges.

   Roaming. The Company charges monthly, non-recurring, per minute fees to other wireless companies whose customers use its network facilities to place and receive wireless calls.

   Equipment. The Company sells wireless PCS handsets and accessories that are used by its customers in connection with its wireless services.

   Service revenue constituted the Company's largest component of revenue during the six months ended June 30, 2000 at 69%. Roaming revenue and equipment revenue represented 21% and 10% of total revenue, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline. Roaming minutes on the Company's network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless, its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

   The wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This trend is expected to result in decreases in gross revenue per minute.

   The Company has autonomy in determining its pricing plans. The Company has developed its pricing plans to be competitive and to emphasize the advantages of its service. The Company may discount its pricing from time to time in order to obtain additional customers or in response to downward pricing in the market for wireless communications services.

Operating expenses

   The Company's operating expenses consist of the following:

  Cost of revenue

  . Equipment. The Company purchases PCS handsets and accessories from third party vendors to resell to its customers for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

  . Roaming. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease. The Company does not have any significant minimum purchase requirements other than its obligation to purchase at least 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside the Company's coverage area. The Company believes it will be able to meet this minimum requirement.

  . Clearinghouse. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when the Company's customers use other companies' networks, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

  . Variable interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements.

  . Variable long distance. The Company pays monthly usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers' usage, applied at pre-negotiated rates with the other carriers. We do not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and noncash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance and operations of the network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and operations and adds customers. In future periods, the Company expects that this expense will decrease as a percentage of gross revenue.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and noncash stock compensation related to employees whose salaries are included within selling and marketing. The Company also records the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. In future periods, the Company expects that this expense will decrease as a percentage of gross revenue.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and noncash stock compensation related to employees whose salaries are included within general and administrative. Although the Company expects general and administrative expense to increase in future periods, the Company expects this expense will decrease as a percentage of gross revenues.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to ten years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and will be amortized over its estimated useful life ranging from five to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The AT&T agreements are amortized on a straight-line basis over the related contractual terms, which range from three to fifteen years. Amortization of the AT&T exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the initial AT&T transaction.

   Noncash Stock Compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period. During the three and six months ended June 30, 2000, we recorded $21.8 million and $26.9 million, respectively, of noncash stock compensation related to these awards and grants that has been included in operating expenses.

Other income (expense)

   Interest expense. Interest expense consists of interest due on the Company's senior credit facilities, senior subordinated discount notes, vendor financing, and debt owed to the U.S. government related to its licenses, net of amounts capitalized.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents.

Results of operations

 Six months ended June 30, 2000 compared to six months ended June 30, 1999

   Subscribers. Net additions were 177,651 and 30,970 for the six months ended June 30, 2000 and 1999, respectively. Total PCS subscribers were 319,882 and 30,970 as of June 30, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching 17 additional markets from the period July 1, 1999 to June 30, 2000.

   Revenue. Revenue for the six months ended June 30, 2000 and 1999 was $127.5 million and $21.4 million, respectively. Service revenue was $88.0 million and $6.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in service revenue of $81.8 million was due primarily to the addition of approximately 289,000 subscribers from July 1, 1999 to June 30, 2000 and the launch of 17 additional markets. Roaming revenue was $26.2 million and $9.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase in roaming revenue of $16.7 million was due primarily to the construction of 490 cell sites in conjunction with the launching of 17 additional markets between July 1, 1999 and June 30, 2000. Equipment revenue was $13.3 million and $5.6 million for the six months ended June 30, 2000 and 1999, respectively. The equipment revenue increase of $7.7 million over the same period in 1999 was due primarily to the sales of handsets and related accessories in connection with significantly increased gross additions in the first six months of 2000.

   Costs of revenue. Cost of revenue was $40.4 million and $10.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cost of revenue of $30.3 million over the same period in 1999 was due primarily to additional roaming expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions in the first six months of 2000.

   Operations and development. Operations and development costs were $25.5 million and $15.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $10.0 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to the support of our network and our network operation center.

   Selling and marketing. Selling and marketing costs were $74.8 million and $20.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $53.9 million over the same period in 1999 was primarily due to the excess cost of handsets over our retail price on the significantly increased gross additions in the first six months of 2000 and advertising and promotion costs associated with the increased market base in 2000.

   General and administrative. General and administrative expenses were $74.3 million and $22.4 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $51.9 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in our subscriber base and launching the additional markets.

   Depreciation and amortization. Depreciation and amortization expenses were $50.4 million and $16.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $33.9 million over the same period in 1999 relates primarily to depreciation of the Company's fixed assets as well as the amortization on its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 1999 and June 30, 2000.

   Interest Expense. Interest expense was $34.3 million, net of capitalized interest of $1.8 million, for the six months ended June 30, 2000. Interest expense was $17.1 million, net of capitalized interest of $4.2 million, for the six months ended June 30, 1999. The increase of $17.2 million over the same period in 1999 relates primarily to a full six months of interest expense on the Company's senior subordinated discount notes which were issued in April of 1999 and additional Lucent and FCC debt issued throughout the first six months of 1999.

   Interest Income. Interest income was $3.9 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively. The increase of $1.0 million over the same period in 1999 was due primarily to more interest on increased cash balances.

 Three months ended June 30, 2000 compared to three months ended June 30, 1999

   Subscribers. Net additions were 91,545 and 22,165 for the three months ended June 30, 2000 and 1999, respectively. Total PCS subscribers were 319,882 and 30,970 as of June 30, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching 17 additional markets from the period July 1, 1999 to June 30, 2000.

   Revenue. Revenue for the quarter ended June 30, 2000 was $72.0 million compared to 17.1 million. Service revenue was $51.1 million and $5.7 million for the three months ended June 30, 2000 and 1999, respectively. The increase in service revenue of $45.4 million was due primarily to the addition of approximately 289,000 subscribers from July 1, 1999 to June 30, 2000 and the launch of 17 additional markets. Roaming revenue was $14.7 million and $7.6 million for the three months ended June 30, 2000 and 1999, respectively. The increase in roaming revenue of $7.1 million was due primarily to the construction of 490 cell sites in conjunction with the launching of 17 additional markets between July 1, 1999 and June 30, 2000. Equipment revenue was $6.2 million and $3.8 million for the three months ended June 30, 2000 and 1999, respectively. The equipment revenue increase of $2.4 million over the same period in 1999 was due primarily to the sale of handsets and related accessories in connection with the significantly increased gross additions in the three month period ended June 30, 2000.

   Costs of revenue. Cost of revenue was $21.4 million and $7.4 million for the three months ended June 30, 2000 and 1999, respectively. The increase in cost of revenue of $14.0 million over the same period in 1999 was due primarily to additional roaming expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions in the first three months of 2000.

   Operations and development. Operations and development costs were $14.6 million and $7.8 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $6.8 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to the support of our network and our network operation center.

   Selling and marketing. Selling and marketing costs were $40.1 million and $13.1 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $27.0 million over the same period in 1999 was primarily due to the excess cost of handsets over our retail price on the significantly increased gross additions in the three months ended June 30, 2000 and advertising and promotion costs associated with the increased market base in 2000.

   General and administrative. General and administrative expenses were $47.1 million and $12.3 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $34.8 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in our subscriber base and launching the additional markets.

   Depreciation and amortization. Depreciation and amortization expenses were $26.9 million and $13.7 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $13.2 million over the same period in 1999 relates primarily to depreciation of the Company's fixed assets as well as the amortization on its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 1999 and June 30, 2000.

   Interest expense. Interest expense was $17.3 million, net of capitalized interest of $1.2 million, for the three months ended June 30, 2000. Interest expense was $10.8 million, net of capitalized interest of $2.9 million, for the three months ended June 30, 1999. The increase of $6.5 million over the same period in 1999 relates primarily to a full three months of interest expense on the Company's senior subordinated discount notes which were issued in April of 1999 and additional Lucent and FCC debt issued throughout the second quarter of 1999.

   Interest income. Interest income was $1.5 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively. The decrease of $0.4 million over the same period in 1999 was due primarily to less interest on decreased cash balances.

Liquidity and capital resources

                                                         December 31, June 30,
                                                             1999       2000
                                                         ------------ --------
                                                           ($ in thousands)
   Cash and cash equivalents............................   $182,330   $ 28,223
   Working capital......................................   $ 94,082   $(53,405)
   Current assets to current liabilities................       1.72       0.63
   Debt to total capitalization.........................       0.79       0.91

   Cash and cash equivalents totaled approximately $28.2 million at June 30, 2000, as compared to approximately $182.3 million at December 31, 1999. This decrease was the result of $123.5 million of cash used in operating activities and $136.7 million of cash used in investing activities, offset by cash provided by financing activities of $106.1 million during the six months ended June 30, 2000. Cash used in operating activities resulted from a net loss of $168.4 million that was partially offset by non-cash charges of $106.3 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures, required for the development and construction of our network, of $109.1 million, deposits on PCS licenses of $12.4 million, and capitalized Tritel acquisition costs of $8.4 million. Cash provided by financing activities consisted primarily of proceeds from long term debt of $65.0 million and proceeds from the sale of common stock to AT&T of $41.9 million.

   During the same period ended June 30, 1999, the Company had a net increase in cash of $39.7 million as a result of $50.6 million of cash used in operating activities and $318.4 million of cash used in investing activities, offset by cash provided by financing activities of $408.7 million. Cash used in operating activities resulted from a net loss of $78.3 million that was partially offset by non-cash charges of $26.1 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures required for the development and construction of our network of $203.2 million, purchases on PCS licenses of $72.2 million, deposits of PCS licenses of $28.9 million and the purchase of AT&T agreements of $16.1 million. Cash provided by financing activities was the result of proceeds from long term debt and mandatorily redeemable preferred stock of $397.6 million and $60.4 million, respectively, offset partially by payments on long term debt and deferred financing costs of $40.0 million and $10.6 million, respectively.

New accounting pronouncements

   In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FAS 133" which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect of adopting this standard.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the

Company no later than the quarter ending December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the impact on its financial position and results of operations.

   In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   The Company is exposed to market risk from changes in interest rates which could impact results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At June 30, 2000 the Company had the following debt instruments outstanding:

  . $65 million of tranche A and $225 million of tranche B notes under the Company's Senior Credit facility, which carried a rate of 8.62% and 9.12%, respectively;

  . $374.9 million carrying value ($575 million at maturity) of the 11 5/8% senior subordinated discount notes, due 2009;

  . $22.0 million debt to the Federal Communications Commission, due in quarterly installments from 2000 to 2007 bearing a rate of between 6.125%-7.0%, discounted to yield between 10.25%-11.8% ($19.3 million discounted);

  .  $45.4 million of vendor financing debt which carried a rate of 8.5%.

   The Company's senior subordinated discount notes, Federal Communications Commission debt and vendor financing debt are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's tranche A and tranche B term loans outstanding under the senior credit facility and other amounts available to the Company under its senior credit facility agreement are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effects of fluctuations in interest rates on its senior credit facilities. These transactions meet the requirements for hedge accounting, including designation and correlation. These interest rate swaps are managed in accordance with the Company's policies and procedures. The Company did not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of hedged transactions are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. As of June 30, 2000, the Company had entered into six interest rate swap agreements totaling $225 million to convert the Company's variable rate debt to fixed rate debt. The interest rate swaps had no material impact on the Company's consolidated financial statements as of and for the year ended December 31, 1999 or as of and for the six months ended June 30, 2000.

   The following table provides information about our market risk exposure associated with the company's variable rate debt at maturity value of the debt and the market risk exposure associated the interest rate swaps at June 30, 2000:

                                         Expected Maturity
                            -------------------------------------------------  Fair
                            2000  2001  2002  2003  2004   Thereafter  Total  Value
                            ----  ----  ----  ----  -----  ----------  ------ ------
                                             ($ in millions)
Liabilities:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)...... $0.7 $1.4  $1.6  $3.9  $ 4.1    $658.0(b) $669.7 $442.7(c)
 Average interest rate
  (d)......................  6.2%  6.2%  6.2%  6.6%   6.6%     11.0%
 Face value of tranche A
  variable rate debt....... $0.0  $0.0  $3.2  $6.5  $16.3    $ 39.0    $ 65.0 $ 65.0(f)
 Average interest rate
  (e)......................  0.0%  0.0%  8.6%  8.6%   8.6%      8.6%
 Face value of tranche B
  variable rate debt....... $0.0  $0.0  $1.2  $2.2  $ 2.2    $219.4    $225.0 $225.0(f)
 Average interest rate
  (e)......................  0.0%  0.0%  9.1%  9.1%   9.1%      9.1%
Interest Rate Derivatives:
Interest rate swaps:
 Variable to fixed (g)..... $225  $225  $225  $225
 Average pay rate (h)...... 5.24% 5.24% 5.24% 5.24%   --        --
 Average receive rate (h).. 6.77% 6.77% 6.77% 6.77%   --        --

--------
(a) Fixed rate debt consists of the FCC government debt, 11 5/8% senior subordinated discount notes, and vendor financing.
(b) The vendor financing debt may be redeemed in full by January 2001. However, if the vendor financing is not redeemed, the interest rate will increase by 1.5% per annum on January 1, 2001 and shall not exceed 12.125%. For the purposes of this table, the Company assumes the debt will not be redeemed and therefore the future principal amount in 2009 includes all unpaid interest through May 2004 and totals $72.7 million. After May 2004, interest is payable semi-annually on the vendor financing debt until maturity.

    This total balance for all payments subsequent to 2004 also includes the future principal payment of $575 million of 11 5/8% senior subordinated discount notes in 2009 and $10.3 million of FCC debt due in quarterly installments through 2007.
(c) The fair value is based on (1) the carrying value of the FCC debt of $19.3 million, (2) the carrying value of the vendor financing of $45.4 million and (3) the $378.0 market value of the 11 5/8% senior subordinated discount notes as of June 30, 2000 priced at 11.5%.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of June 30, 2000.
(f) The fair value of variable rate debt instruments is expected to approximate fair value.
(g) Represents the total notional amount of the six swap agreements related to the tranche B senior credit facility.
(h) The average pay rate and average receive rate are based on the June 30, 2000 rate of variable rate Tranche B debt less the fixed yield of 8.24%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2003.

   The Company is exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. The Company believes that the impact of a 10% increase or decline in current interest rates would not be material to its investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Part II--Other Information

Item 2. Changes in Securities

   During the second quarter ended June 30, 2000, the Company sold shares of its mandatorily redeemable preferred stock in the amounts, at the times, and for the aggregate amounts of consideration listed below without registration under the Securities Act of 1933. Exemption from registration under the Securities Act for each of the following sales is claimed under Section 4(2) of the Securities Act because such transactions were by an issuer and did not involve a public offering.

   On April 11, 2000 the Company issued 800 shares of Series E mandatorily redeemable preferred Stock to Messrs. Vento and Sullivan in exchange for the 15% of Viper Wireless, Inc. that the Company did not own. In connection with the final closing, the Company recognized compensation expense of $15.3 million based on the fair value at the date of issuance of the Class A common stock and Series E mandatorily redeemable preferred stock exchanged for 15% of Viper Wireless, Inc.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
  3.1.1*     Fifth Amended and Restated Certificate of Incorporation of
             TeleCorp PCS, Inc.

  3.1.2**    Certificate of Incorporation of TeleCorp-Tritel Holding Company.

  3.2.1*     Second Amended and Restated By-laws of TeleCorp PCS, Inc.

  3.2.2**    By-laws of TeleCorp-Tritel Holding Company.

    4.1      Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
             Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
             Trustee.

    4.2      Commitment Letter, dated July 14, 2000, between Lucent
             Technologies Inc. and TeleCorp-Tritel Holding Company related to
             Senior Subordinated Discount Notes Due 2010.

    4.3      Form of Securities Purchase Agreement by and between TeleCorp PCS,
             Inc. (formerly known as TeleCorp-Tritel Holding Company) and
             Lucent Technologies Inc.

    4.4      Form of Indenture related to the sale of notes by TeleCorp-Tritel
             Holding Company and Lucent Technologies Inc.

    4.5      Credit Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., the financial institutions from time to time parties thereto, as Lenders and Lucent Technologies Inc., as Agent for the Lenders.

    4.6      Letter Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., Lucent Technologies Inc., as Agent and
             Lucent Technologies Inc. as Lender.

   27.1      Financial Data Schedule

--------
* Incorporated by reference to the to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
** Incorporated by reference to the Registration Statement on Form S-4 (File
   No. 333-36954) of TeleCorp-Tritel Holding Company.

  (b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K dated June 30, 2000 under which the Company announced the proposed private offering of $250.0 million of Senior Subordinated Notes. The Company stated that it intends to use the proceeds to, among other things, fund capital expenditures, including those for PCS licenses. A copy of the press release dated June 29, 2000 was filed as an exhibit.

   The Company filed a Current Report on Form 8-K dated July 14, 2000 under which the Company announced, in connection with the private offering of Senior Subordinated Notes, an increase in the amount of the offering to $450.0 million from $250.0 million. A copy of the press release, dated July 12, 2000, was filed as an exhibit.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TeleCorp PCS, Inc.

                                                 /s/ Thomas H. Sullivan
Dated: August 11, 2000                    By: _________________________________
                                                    Thomas H. Sullivan,
                                                Executive Vice President and
                                                  Chief Financial Officer
                                             (as a duly authorized officer and
                                                principal financial officer)

                                          Subsidiary
                                          TeleCorp-Tritel Holding Company

                                                 /s/ Thomas H. Sullivan
Dated: August 11, 2000                    By: _________________________________
                                                    Thomas H. Sullivan,
                                               Vice President, Treasurer and
                                                         Secretary
                                             (as a duly authorized officer and
                                                principal financial officer)

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
   3.1.1*    Fifth Amended and Restated Certificate of Incorporation of
             TeleCorp PCS, Inc.

   3.1.2**   Certificate of Incorporation of TeleCorp-Tritel Holding Company.

   3.2.1*    Second Amended and Restated By-laws of TeleCorp PCS, Inc.

   3.2.2**   By-laws of TeleCorp-Tritel Holding Company.

   4.1       Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
             Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
             Trustee.

   4.2       Commitment Letter, dated July 14, 2000, between Lucent
             Technologies Inc. and TeleCorp-Tritel Holding Company related to
             Senior Subordinated Discount Notes Due 2010.

   4.3       Form of Securities Purchase Agreement by and between TeleCorp PCS,
             Inc. (formerly known as TeleCorp-Tritel Holding Company) and
             Lucent Technologies Inc.

   4.4       Form of Indenture related to the sale of notes by TeleCorp-Tritel
             Holding Company and Lucent Technologies Inc.

   4.5       Credit Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., the financial institutions from time to time parties thereto, as Lenders and Lucent Technologies Inc., as Agent for the Lenders.

   4.6       Letter Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., Lucent Technologies Inc., as Agent and
             Lucent Technologies Inc. as Lender.

  27.1       Financial Data Schedule

--------
 * Incorporated by reference to the to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
** Incorporated by reference to the Registration Statement on Form S-4 (File
   No. 333-36954) of TeleCorp-Tritel Holding Company.