Form 10-K
period 2000-12-31
TELECORP WIRELESS INC; TELECORP COMMUNICATIONS INC
filed 2001-03-30
CIK 1089341, 1092935

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from   to   .

                       Commission File Number: 333-43596

                            TeleCorp Wireless, Inc.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       54-1988007
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

            and the following subsidiary of TeleCorp Wireless, Inc.:
                      Commission file number 333-43596-01

                         TeleCorp Communications, Inc.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       52-2105807
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

                               ----------------

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                    (Address of principal executive offices)

                                 (703) 236-1100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements or Information

   This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of its authorized executive officers may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking
Statements: Cautionary Statements" contained in the Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000 and elsewhere in that report and this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

Item 1. Business.

The Company

   TeleCorp Holding Corp., Inc. (TeleCorp Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). TeleCorp Holding qualified as a Designated Entity and Very Small Business under
Part 24 of the rules of the FCC applicable to broadband digital wireless personal communications services, or PCS.

   TeleCorp Wireless, Inc. (TeleCorp Wireless), formerly TeleCorp PCS, Inc. was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding in order to effect an affiliation with AT&T. Upon completion of that transaction in 1998 (the 1998 AT&T transaction), TeleCorp Holding became a wholly-owned subsidiary of TeleCorp Wireless.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with newly-formed subsidiaries of Holding Company. At that time, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly-formed wholly-owned subsidiary was merged with and renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who are the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel are both wholly-owned subsidiaries of TeleCorp PCS. TeleCorp Wireless is hereafter referred to as the Company.

   The Company is an AT&T Wireless affiliate in the United States, providing digital wireless personal communications services to a licensed service area covering approximately 21.3 million people. As of December 31, 2000, the Company had launched service in 34 markets having approximately 12.1 million people and representing approximately 57% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000, the Company had more than 460,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

Item 2. Properties.

   The Company currently owns no real property. The Company has entered into leases for 48,842 square feet of office space in Arlington, Virginia, for use as the national headquarters. The Company also leases space for its call connection equipment and for the network operations center, customer care and data center in Memphis, Tennessee. Further, the Company has operating leases primarily related to its other regional offices, retail store locations, distribution outlets, office space and network equipment sites. For the year ended December 31, 2000, the Company expensed $24.3 million related to its lease obligations for network equipment and operation, stores, and office sites.

Item 3. Legal Proceedings.

   The Company was not a party to any lawsuit or proceeding which is likely, in the opinion of management, to have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company is a party to routine filings and customary regulatory proceedings with the FCC relating to its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Class A Common Stock previously traded on the Nasdaq National Market ("Nasdaq") under the symbol "TLCP". In connection with the merger of the Company into a wholly-owned subsidiary of TeleCorp PCS, Inc. ("TeleCorp PCS"), on November 13, 2000 (i) the Company's Class A Common Stock ceased trading on Nasdaq, and (ii) TeleCorp PCS's Class A Common Stock began trading on Nasdaq under the symbol "TLCP". As a result, there is currently no established public trading market for any class of the Company's common stock.

Item 6. Selected Financial Data.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with the Company's accompanying audited Consolidated Financial Statements and notes thereto included in this report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 21.3 million people. As of December 31, 2000, the Company had launched service in 34 markets having approximately 12.1 million people and representing approximately 57% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000, the Company had more than 460,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.

Revenue

   The Company derives its revenue from the following sources:

    . Services. The Company sells wireless personal communications services. The various types of service revenue associated with personal communications services for the Company's customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. The Company's customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with the Company's prepaid customers.

    . Roaming Charges. The Company charges monthly, non-recurring, per minute fees to other wireless companies whose customers use its network facilities to place and receive wireless calls.

    . Equipment Sales. The Company sells wireless personal communications handsets and accessories that are used by its customers in connection with its wireless services.

   Service revenue constituted the Company's largest component of revenue during the year ended December 31, 2000, at 69%. Roaming revenue and equipment revenue represented 20% and 11%, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless, its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

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

Cost of revenue

  . Equipment. The Company purchases personal communications handsets and accessories from third party vendors to resell to its customers for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

  . Roaming Fees. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease. The Company does not have any significant minimum purchase requirements.

  . Clearinghouse Fees. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when its customers use their network, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

  . Variable Interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements.

  . Variable Long Distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on the Company's customers' usage, applied at pre-negotiated rates with the other carriers. The Company does not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. The Company believes it will be able to meet these minimum requirements.

Operating expenses

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and non-cash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance of the network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and adds customers, however, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and non-cash stock compensation related to employees whose salaries are recorded within selling and marketing. The Company also records the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. However, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and non-cash stock compensation related to employees whose salaries are recorded within general and administrative. Although the Company expects general and administrative expense to increase in future periods, the Company expects this expense will decrease as a percentage of total revenue.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready the Company's network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and will be depreciated over its estimated useful life ranging from three to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The Company's agreements with AT&T are amortized on a straight-line basis over the related contractual terms, which range from three to twenty years. Amortization of the AT&T exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the initial AT&T transaction.

   Non-cash stock compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

Other (income) expense

   Interest expense. Interest expense consists of interest due on the Company's senior credit facilities, senior subordinated discount notes, senior subordinated notes, vendor financing, and debt owed to the U.S. government related to its licenses, net of amounts capitalized and amortization of deferred financing costs.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents and short-term investments.

Results of operations

   Year ended December 31, 2000 Compared to Year ended December 31, 1999

Subscribers

   Net additions were 358,869 and 142,231 for the years ended December 31, 2000 and 1999, respectively. Total PCS subscribers were 460,750 and 142,231 as of December 31, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching additional markets from the period January 1, 2000 to December 31, 2000 partially offset by the sale of 40,350 of the Company's New England subscribers related to the closing of the AT&T Contribution and Exchange on November 13, 2000.

Revenue

   Revenue for the years ended December 31, 2000 and 1999 was $316.1 million and $87.7 million, respectively. Service revenue was $219.3 million and $41.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in service revenue of $178.0 million was due to the addition of approximately 319,000 subscribers from January 1, 2000 to December 31, 2000 and to the launch of six additional markets. Roaming revenue was $63.0 million and $29.0 million for the years ended December 31, 2000 and 1999, respectively. The increase in roaming revenue of $34.0 million was due primarily to the full year use on the 741 cell sites integrated in 1999 and to the additional 555 cell sites integrated in 2000. Equipment revenue was $33.8 million and $17.4 million for the years ended December 31, 2000 and 1999, respectively. The equipment revenue increase of $16.4 million over 1999 was due primarily to the sales of handsets and related accessories in connection with significantly increased gross additions during 2000.

Cost of revenue

   Cost of revenue was $98.2 million and $39.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in cost of revenue of $58.9 million over 1999 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions during 2000.

Operations and development

   Operations and development costs were $54.7 million and $36.0 million for the years ended December 31, 2000 and 1999, respectively. The increase of $18.7 million over 1999 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing costs were $169.7 million and $71.2 million for the years ended December 31, 2000 and 1999, respectively. The increase of $98.5 million over 1999 was primarily due to the cost of acquiring the significantly increased gross additions in 2000. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expenses were $141.0 million and $92.5 million for the years ended December 31, 2000 and 1999 respectively. The increase of $48.5 million over 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense were $119.8 million and $55.1 million for the years ended December 31, 2000 and 1999, respectively. The increase of $64.7 million over 1999 relates primarily to depreciation of the Company's property, plant and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between January 1, 2000 and December 31, 2000.

Interest expense

   Interest expense was $97.1 million, net of capitalized interest of $4.4 million for the year ended December 31, 2000. Interest expense was $51.3 million, net of capitalized interest of $5.4 million for the year ended December 31, 1999. The increase of $45.8 million over 1999 relates primarily to a full year of interest expense on the Company's senior subordinated discount notes which were issued in April of 1999, interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional Lucent and FCC debt issued throughout 2000, and $100 million of additional senior credit facility drawn during 2000.

Interest income and other

   Interest income was $16.8 million and $6.7 million for the year ended December 31, 2000 and 1999, respectively. The increase of $10.1 million over 1999 was due primarily to larger cash and short-term investment balances that resulted from the $450 million senior subordinated notes offering in July of 2000.

Gain on disposal of New England assets

   As part of the Company's Asset Exchange Agreement with AT&T Wireless that was consummated on November 13, 2000, the Company recognized a one-time gain of $330.8 million related to the exchange of its New England assets for certain assets during 2000.

Forward Looking Statements: Cautionary Statements

   Statements in this annual report expressing the Company's expectations and beliefs regarding its future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although the Company believes that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, the Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, the risks described in the Annual Report on Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact its results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At December 31, 2000, the Company had the following debt instruments outstanding:

  . $100.0 million of tranche A and $225.0 million of tranche B notes under the Company's senior credit facility, which carried a weighted average rate of 9.23% and 9.54%, respectively;

  .  $450.0 million of 10 5/8% senior subordinated notes due 2010;

  . $396.6 million carrying value ($575.0 million at maturity) of the 11 5/8% senior subordinated discount notes due 2009;

  .  $75.3 million debt ($71.1 million discounted) to the Federal
     Communications Commission, due in quarterly installments from 2001 to 2007 bearing a rate of between 6.125% and 7.0%, discounted to yield between 8.0% and 11.8%; and

  .  $47.4 million of vendor financing debt which carried a rate of 8.5%.

   The senior subordinated notes, senior subordinated discount notes, FCC debt and vendor financing debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's tranche A and tranche B term loans outstanding under the senior credit facility and other amounts available under its senior credit facility agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its Senior Credit Facility. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of December 31, 2000, the Company had entered into six interest rate swap agreements totaling $225.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about the market risk exposure associated with the Company's variable rate debt at maturity value of the debt and the market risk exposure associated with the interest rate swaps:

                                            Expected Maturity
                         ---------------------------------------------------------------
                                                                                   Fair
                         2001  2002   2003   2004   2005   Thereafter    Total    Value
                         ----  ----  ------  -----  -----  ----------   --------  ------
                                            (US$ in millions)
      Liabilities:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)... $1.4  $1.6  $ 16.0  $17.1  $18.3   $1,118.6(b) $1,173.0  $969.1(c)
 Average interest rate
  (d)...................  6.2%  6.2%    6.9%   6.9%   6.9%      11.2%
 Face value of tranche A
  variable rate debt.... $0.0  $5.0  $ 10.0  $25.0  $30.0   $   30.0    $  100.0  $100.0(f)
 Average interest rate
  (e)...................  0.0%  9.2%    9.2%   9.2%   9.2%       9.2%
 Face value of tranche B
  variable rate debt.... $0.0  $1.2  $  2.2  $ 2.2  $ 2.2   $  217.2    $  225.0  $225.0(f)
 Average interest rate
  (e)...................  0.0%  9.5%    9.5%   9.5%   9.5%       9.5%
     Interest Rate
      Derivatives:
Interest rate swaps:
 Variable to fixed (g)..             $225.0                             $  225.0       *(h)
 Average pay rate (i)...               5.24%                                5.24%
 Average receive rate
  (i)...................               6.46%                                6.46%

--------
(a) Fixed rate debt consists of the FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, and vendor financing.
(b) The vendor financing interest rate will increase by 1.5% per annum on January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2005 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 5/8% senior subordinated notes in 2010 and $20.9 million of FCC debt due in quarterly installments through 2007.
(c) The fair value is based on (1) the carrying value of the FCC debt of $71.1 million, (2) the carrying value of the vendor financing of $47.4 million
    (3) the $393.9 million market value of the of the 11 5/8% senior subordinated discount notes as of December 31, 2000 priced at 11.7%, and
    (4) the $456.7 million market value of the 10 5/8% senior subordinated notes priced at a 1.5% premium on December 31, 2000.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of December 31, 2000.
(f) The fair value of variable rate debt instruments is expected to approximate fair value.
(g) Represents the total notional amount of the six swap agreements related to the tranche B senior credit facility.
(h) The fair value of the variable to fixed interest rate swaps is nominal.
(i) The average pay rate and average receive rate are based on the December 31, 2000 rate of variable rate tranche B debt less the fixed yield of 8.24%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2003.

   The Company is exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

   Reference is made to the consolidated financial statements listed under the heading "Item 14. (a) (1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Quarterly Results of Operations

   The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ended December 31, 2000. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                            Quarterly Financial Data
                    ($ in millions except per share amounts)

                                                      Quarter ended,
                                             ----------------------------------
                                                       June              Dec.
                                             Mar. 31,  30,    Sept. 30,   31,
                                             -------- ------  --------- -------
                                                        (unaudited)
                    2000
Revenue.....................................  $ 55.5  $ 72.0   $ 91.9   $  96.7
Operating loss..............................   (59.9)  (78.1)   (57.1)    (72.1)
Net income (loss)...........................  $(74.5) $(93.9)  $(81.5)  $ 233.1

                    1999
Revenue.....................................  $  4.3  $ 17.1   $ 26.8   $  39.5
Operating loss..............................   (26.9)  (37.1)   (50.2)    (92.2)
Net loss....................................  $(32.3) $(46.0)  $(65.8)  $(106.9)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Items 10, 11, 12 and 13.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits

   (1) Consolidated Financial Statements.

   The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                          Page
                                                                          ----
      Report of Independent Accountants.................................. F-2
      Consolidated Balance Sheets........................................ F-3
      Consolidated Statements of Operations.............................. F-4
      Consolidated Statements of Changes in Stockholders' Equity (Defi-
       cit).............................................................. F-5
      Consolidated Statements of Cash Flows.............................. F-6
      Notes to Consolidated Financial Statements......................... F-8

   (2) Financial Statement Schedules.

   None.

   (3) Exhibits.

   The following exhibits are filed with this report or incorporated by reference as set forth below.

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
  2.l.1+++   Agreement and Plan of Reorganization and Contribution (included as
             Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
             February 28, 2000, by and between TeleCorp PCS, Tritel, Inc. and
             AT&T Wireless Services, Inc.


  2.1.2+++   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
             Registration Statement), dated May 4, 2000, by and between
             TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+++   Amendment No. 2 to the Agreement and Plan of Reorganization and
             Contribution (included as Annex C to the joint proxy statement prospectus forming a part of the TeleCorp-Tritel Holding Company
             Registration Statement), dated June 12, 2000, by and between
             TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1.1. . . Amended and Restated Certificate of Incorporation of TeleCorp PCS,
             Inc. (renamed TeleCorp Wireless, Inc.).

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
  3.1.2. . . Certificate of Amendment of Certificate of Incorporation of
             TeleCorp PCS, Inc. changing the name of TeleCorp PCS, Inc. to
             TeleCorp Wireless, Inc.


  3.2.1++++  Certificate of Incorporation of TeleCorp Operating Company, Inc.


  3.2.2++++  Certificate of Amendment of the Certificate of Incorporation of
             TeleCorp Operating Company, Inc. changing the name of TeleCorp
             Operating Company, Inc. to TeleCorp Communications, Inc.


  3.3        By-Laws of TeleCorp Wireless, Inc.


  3.4++++    By-Laws of TeleCorp Communications, Inc.


  4.1***     Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
             Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
             Trustee.


  4.2++++    Indenture, dated as of April 23, 1999, by and between Bankers
             Trust Company, as Trustee, and TeleCorp PCS, Inc. relating to the
             11 5/8% Senior Subordinated Discount Notes.


 10.1. . Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS LLC, Cash Equity Investors, Management
             Stockholders, Other Stockholders and TeleCorp PCS, Inc.


 10.2+++     TeleCorp PCS, Inc. Voting Agreement, dated February 28, 2000.


 10.3+++     Side Letter Agreement regarding Milwaukee Option, dated February
             28, 2000, by and between AT&T Wireless Services, Inc. and TeleCorp
             PCS, Inc.


 10.4+++ Asset Exchange Agreement, dated as of February 28, 2000, by and among AT&T Wireless PCS, LLC, TeleCorp PCS, Inc., TeleCorp PCS,
             LLC, TeleCorp Holding Corp. Inc., TeleCorp Communications, Inc.,
             TeleCorp Equipment Leasing, L.P., and TeleCorp Realty, LLC.


 l0.5+++     Side Letter Agreement regarding Additional Mutual Rights and
             Obligations in Connection with the Asset Exchange Agreement and the Agreement and Plan of Reorganization and Contribution, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and
             TeleCorp PCS, Inc.


 10.6+++     Amended and Restated License Acquisition Agreement, dated as of
             May 3, 2000, by and among Polycell Communications, Inc., Clinton
             Communications, Inc. and ABC Wireless, LLC.


 10.7+++ License Acquisition Agreement, dated as of February 28, 2000, by and between ABC Wireless, LLC and AT&T Wireless PCS, LLC.


 10.8+++     Form of Intermediary Agreement, by and among AT&T Wireless PCS,
             LLC, TeleCorp PCS, Inc., TeleCorp PCS, LLC, TeleCorp Holding Corp.
             Inc., TeleCorp Communications, Inc., TeleCorp Equipment Leasing,
             LP., TeleCorp Realty, LLC and the Intermediary.


 10.9+++ Transition Services Agreement, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.10+++ Form of Assignment and Assumption Agreement, by and between Milwaukee PCS, LLC, Milwaukee Acquisition Subsidiary, Inc., and
             TeleCorp PCS, Inc.


 10.11+++ Agreement and Plan of Merger, dated February 27, 2000, by and among Milwaukee PCS LLC, Milwaukee Acquisition Subsidiary, Inc.,
             Kailas J. Rao, and Indus, Inc.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.12+++      Airadigm Letter of Intent, dated January 24, 2000.


 10.13.1++++   General Agreement for Purchase of PCS Systems and Services,
               dated as of May 12, 1998, by and between TeleCorp PCS, Inc. and
               Lucent Technologies Inc.


 10.13.2++++++ Amendment No. 1 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 20, 1998, by and between TeleCorp PCS Inc. and Lucent
               Technologies Inc.


 10.13.3++++++ Amendment No. 2 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of September 18, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.4++++++ Amendment No. 3 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 10, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.5++++++ Amendment No. 5 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of January
               27, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc. (the Amendment No. 5 to the General Agreement follows Amendment No. 3).


 10.13.6++++++ Amendment No. 6 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of August
               9, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.7++++++ Amendment No. 7 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               1999, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.13.8++++++ Amendment No. 8 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               2000, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.14++++     Securities Purchase Agreement, dated as of January 23, 1998, by and among TeleCorp PCS, Inc., AT&T Wireless PCS Inc., TWR
               Cellular, Inc. and certain Initial investors other than AT&T
               Wireless, TeleCorp Investors and Management Stockholders
               identified therein.


 10.15.1++++   Network Membership License Agreement, dated as of July 17, 1998, by and among AT&T Corp., including AT&T Wireless Services, Inc., and TeleCorp PCS, Inc.


 10.15.2++++   Amendment No. 1 to Network Membership License Agreement, dated
               March 30, 1999.


 10.15.3       Amendment No. 2 to Network Membership License Agreement, dated
               November 13, 2000.


 10.16.1++++   Management Agreement, dated as of July 17, 1998, by and between
               TeleCorp Management Corp. and TeleCorp PCS, Inc.


 10.16.2++++   Amendment No. 1 to the Management Agreement, dated as of May 25,
               1999, by and between TeleCorp Management Corp. and TeleCorp PCS,
               Inc.


 10.16.3*      Amendment No. 2 to the Management Agreement, dated as of October
               18, 1999, by and between TeleCorp Management Corp. and TeleCorp
               PCS, Inc.


 10.17 Management Agreement, dated as of November 13, 2000, by and between TeleCorp Management Corp., Inc. and TeleCorp PCS, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.18.1++++ Intercarrier Roamer Service Agreement, dated as of July 17, 1998, by and between AT&T Wireless Services, Inc. and TeleCorp PCS, Inc.


 10.18.2++++ Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
             May 25, 1999.


 10.19.1*    Roaming Administration Service Agreement, dated as of July 17,
             1998, by and between AT&T Wireless Services, Inc. and TeleCorp
             PCS, Inc.


 10.19.2     Amendment No. 1 to Roaming Administration Service Agreement, dated
             November 13, 2000, by and between AT&T Wireless Services, Inc. and
             TeleCorp PCS, Inc.


 10.20 Credit Agreement, dated as of July 17, 1998, as amended and restated as of October 2, 2000, by and among TeleCorp PCS, Inc., The Lenders Party Thereto, and The Chase Manhattan Bank, as
             Administrative Agent and Issuing Bank, TD Securities (USA) Inc., as Syndication Agent, and Bankers Trust Company, as Documentation
             Agent.


 10.21.1++++ Stock Purchase Agreement, dated as of March 22, 1999, by and among
             TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and certain Initial investors other than AT&T Wireless identified therein.


 10.21.2++++ Amendment No. 1 to Stock Purchase Agreement, dated as of March 30,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.3++++ Amendment No. 2 to Stock Purchase Agreement, dated as of April 6,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.4++++ Amendment No. 3 to Stock Purchase Agreement, dated as of May 14,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.5++++ Amendment No. 4 to Stock Purchase Agreement, dated as of July 15,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.22++++   Stock Purchase Agreement, dated as of March 1, 1999, by and among
             Viper Wireless, Inc., TeleCorp Holding Corp., Inc. and TeleCorp
             PCS, Inc.


 10.23++++   Puerto Rico Stock Purchase Agreement, dated as of March 30, 1999, by and among TeleCorp PCS, Inc., Puerto Rico Acquisition Corp. and certain Management Stockholders and Initial investors other than
             AT&T Wireless.


 10.24** Stock Purchase Agreement, dated as of October 18, 1999, by and among TeleCorp PCS, Inc., TeleCorp Holding Corp., Inc., Gerald T.
             Vento, Thomas H. Sullivan, OneLiberty Fund IV, L.P., Northwood
             Ventures LLC, and Northwood Capital Partners LLC.


 10.25++++   Asset Purchase Agreement, dated May 25, 1999, by and between AT&T
             Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.26++++   Preferred Stock Purchase Agreement, dated May 24, 1999, by and between AT&T Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.27.1++++ Stockholders' Agreement, dated as of July 17, 1998, by and among
             AT&T Wireless PCS, Inc., TWR Cellular, Inc., Initial investors other than AT&T Wireless, Management Stockholders, and TeleCorp
             PCS, Inc.


 10.27.2++++ Amendment No. 1 to Stockholders' Agreement, dated May 25, 1999.


 10.27.3*    Amendment No. 2 to Stockholders' Agreement, dated November 1,
             1999.


 10.28+++    Form of Stockholders' Agreement, by and among AT&T Wireless PCS,
             LLC, Initial investors other than AT&T Wireless, Management
             Stockholders, Other Stockholders, and Holding Company, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.29++++   Purchase Agreement, dated April 20, 1999, by and among Chase
             Securities Inc.,
             BT Alex. Brown Incorporated, Lehman Brothers Inc., TeleCorp PCS,
             Inc. and TeleCorp Communications, Inc.


 10.30++++   Agreement, dated as of July 17, 1998, by and among AT&T Wireless
             PCS Inc., TWR Cellular, Inc., the Initial investors other than
             AT&T Wireless, the TeleCorp Investors and the Management
             Stockholders.


 10.31++++   Employment Agreement, dated as of July 17, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.32+++ Amendment to Employment Agreement, dated February 28, 2000, by and between TeleCorp PCS, Inc. and Julie A. Dobson.


 10.33++++   Share Grant Agreement, dated July 16, 1998, by and between
             TeleCorp PCS, Inc. and
             Julie A. Dobson.


 10.34++++   Separation Agreement, dated as of March 8, 1999, by and among
             TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Robert
             Dowski.


 10.35++++   Agreement among the Parties, dated as of June 30, 1999, by and among TeleCorp PCS, Inc., the Initial investors other than AT&T
             Wireless, Entergy Technology Holding Company, AT&T Wireless PCS,
             Inc., TWR Cellular Inc. and other stockholders.


 10.36++++   Amended and Restated Agreement, dated April 16, 1999, by and among
             TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License
             Co., L.L.C.


 10.37++++   TeleCorp PCS, Inc. 1998 Restricted Stock Plan, as amended May 20,
             1999.


 10.38++++   TeleCorp PCS, Inc. 1999 Stock Option Plan, dated June 23, 1999, as amended.


 10.39.      TeleCorp PCS, Inc. 2000 Employee, Director and Consultant Stock
             Plan.


 10.40* Form of Indemnification Agreement to be entered into between TeleCorp PCS, Inc. and its directors and executive officers.


 10.41.1++   Stockholders' Agreement, dated January 7, 1999, by and among AT&T
             Wireless PCS Inc., Initial investors other than AT&T Wireless,
             Management Stockholders, and Tritel, Inc.


 10.41.2++   First Amendment to Tritel's Stockholders' Agreement, dated August
             27, 1999.


 10.41.3++   Second Amendment to Tritel's Stockholders' Agreement, dated as of
             September 1, 1999.


 10.41.4+    Third Amendment to Tritel's Stockholders' Agreement, dated
             November 18, 1999.


 10.41.5+    Fourth Amendment to Tritel's Stockholders' Agreement, dated
             December 10, 1999.


 10.42++ Investors Stockholders' Agreement, dated January 7, 1999, by and among Tritel, Inc., Washington National Insurance Company, United
             Presidential Life Insurance Company, Dresdner Kleinwort Benson
             Private Equity Partners LP, Toronto Dominion Investments, Inc.,
             Entergy Wireless Corporation, General Electric Capital
             Corporation, Triune PCS, LLC, FCA Venture Partners II, L.P.,
             Clayton Associates LLC, Trillium PCS, LLC, Airwave Communications,
             LLC, Digital PCS, LLC, and The Stockholders Named Therein.


 10.43 Investors Stockholders' Agreement, dated as of February 28, 2000, by and among TeleCorp PCS, Inc. and The Stockholders Named
             Therein.


 10.44.1++   AT&T Wireless Services, Inc. Network Membership License Agreement,
             dated January 7, 1999, by and between AT&T Corp. and Tritel, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.44.2**** Amendment No. 1 to AT&T Wireless Services, Inc. Network Membership
             License Agreement, dated as of November 13, 2000, by and between
             AT&T Corp. and Tritel, Inc.


 10.45.1++   Intercarrier Roamer Service Agreement, dated January 7, 1999, between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.45.2**** Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of November 13, 2000, between AT&T Wireless Services, Inc. and
             Tritel, Inc.


 10.46++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License
             Co., L.L.C.


 10.47 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and William M. Mounger, II.


 10.48 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and E.B. Martin, Jr.


 10.49+++    Letter Agreement, dated February 28, 2000, by and among William
             Mounger, II, TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.50+++    Letter Agreement, dated February 28, 2000, by and among E.B.
             Martin, Jr., TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.51+++    Asset Purchase Agreement, dated as of June 2, 2000, by and between
             Airadigm Communications, Inc. and RW Acquisition L.L.C.


 10.52+++    Contingent Supplement to Asset Purchase Agreement, dated as of
             June 2, 2000, by and between Airadigm Communications, Inc. and RW
             Acquisition L.L.C.


 10.53+++    Letter Agreement, dated June 2, 2000, by and between RW
             Acquisition, L.L.C. and Airadigm Communications, Inc. regarding
             Working Capital Loan.


 10.54+++ Construction Management Agreement, dated as of June 2, 2000, by and between TeleCorp Communications, Inc. and Airadigm
             Communications, Inc.


 10.55+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by
             TeleCorp-Tritel Holding Company.


 10.56+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
             First Merger Sub, Inc.


 10.57+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
             Second Merger Sub, Inc.


 10.58+++++  Purchase Agreement, dated July 11, 2000, by and among Chase
             Securities Inc., Lehman Brothers Inc., Deutsche Banc Securities,
             Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.59++++++ Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
             Reorganization and Contribution, dated as of July 10, 2000, by Tritel, Inc. to TeleCorp PCS, Inc.


 10.60++++++ Exchange and Registration Rights Agreement, dated as of July 14,
             2000, by and among Chase Securities Inc., Lehman Brothers Inc.,
             Deutsche Banc Securities, Inc., TeleCorp PCS, Inc., TeleCorp
             Communications, Inc. and Bankers Trust Company, as Trustee.


 10.61++++   Exchange and Registration Rights Agreement, dated April 23, 1999, by and among Chase Securities Inc., BT Alex. Brown Incorporated,
             Lehman Brothers Inc., TeleCorp PCS, Inc. and TeleCorp
             Communications, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.62***    Credit Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., as Borrower, the financial institutions from time to time parties thereto, as Lenders and Lucent Technologies
             Inc., as Agent for the Lenders.


 10.63***    Letter Agreement, dated July 14, 2000, by and among Black Label
             Wireless, Inc., as Borrower, Lucent Technologies Inc., as Agent and Lucent Technologies Inc., as Lender.


 10.64***    Commitment Letter, dated July 14, 2000, by and between TeleCorp-
             Tritel Holding Company and Lucent Technologies Inc.


 10.65*** Form of Indenture related to the sale of notes by TeleCorp PCS, Inc. (formerly known as TeleCorp-Tritel Holding Company) to Lucent
             Technologies Inc.


 10.66***    Form of Securities Purchase Agreement, by and between TeleCorp
             PCS, Inc. (formerly known as TeleCorp-Tritel Holding Company) and
             Lucent Technologies Inc.


 10.67* Stock Purchase Agreement, dated as of November 22, 1999, by and between AT&T Wireless PCS LLC and TeleCorp PCS, Inc.


--------
     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-89393) of TeleCorp PCS, Inc.
    ** Incorporated by reference to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
   *** Incorporated by reference to the Form 10-Q filed on August 11, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
     + Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
    ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
   +++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company.
  ++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
 +++++ Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
++++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
     . Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).
     . . Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.
   . . . Incorporated by reference to the Form 10-Q filed on November 14, 2000 (File No. 000-27901) of TeleCorp Wireless, Inc.
  . . . .  Incorporated by reference to the TeleCorp Wireless, Inc. Current
           Report on Form 8-K (File No. 000-27901) filed on November 13, 2000.
  . . . . .  Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.

(b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K dated November 13, 2000 under which the Company announced the consummation of the Company's acquisition of Tritel as well as the closing of the Asset Exchange Agreement with AT&T Wireless. A copy of the Company's press release, dated November 13, 2000, was filed as an exhibit.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001

                                          TeleCorp Wireless, Inc.

                                                  /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                    Thomas H. Sullivan
                                            President, Treasurer and Secretary

Date: March 29, 2001

                                          Subsidiary of TeleCorp Wireless,
                                           Inc.
                                          TeleCorp Communications, Inc.

                                                  /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                    Thomas H. Sullivan
                                            President, Treasurer and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities indicated, as of the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Gerald T. Vento           Chief Executive Officer      March 29, 2001
______________________________________  (Principal Executive
           Gerald T. Vento              Officer) and Chairman

        /s/ Thomas H. Sullivan         President, Chief Financial   March 29, 2001
______________________________________  Officer, Secretary
          Thomas H. Sullivan            (Principal Financial and
                                        Accounting Officer) and
                                        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            TELECORP WIRELESS, INC.

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................... F-2
Consolidated Balance Sheets............................................... F-3
Consolidated Statements of Operations..................................... F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)...... F-5
Consolidated Statements of Cash Flows..................................... F-6
Notes to Consolidated Financial Statements................................ F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
TeleCorp Wireless, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TeleCorp Wireless, Inc. (the Company) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2001

                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                              December 31,
                                                          ---------------------
                                                            1999        2000
                                                          ---------  ----------
                         ASSETS
Current assets:
 Cash and cash equivalents..............................  $ 182,330  $  228,758
 Short-term investments.................................        --       34,189
 Accounts receivable, net...............................     23,581      44,792
 Inventory..............................................     15,802      23,680
 Prepaid expenses and other current assets..............      3,828       9,024
                                                          ---------  ----------
 Total current assets...................................    225,541     340,443
Property and equipment, net.............................    400,450     655,218
PCS licenses and microwave relocation costs, net........    267,682     668,472
Intangible assets--AT&T agreements, net.................     37,908     174,775
Deferred financing costs, net...........................     19,577      32,877
Other assets............................................      1,044       4,972
                                                          ---------  ----------
 Total assets...........................................  $ 952,202  $1,876,757
                                                          =========  ==========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
             STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.......................................  $  38,903  $   45,819
 Accrued expenses and other ............................     51,977     150,230
 Microwave relocation obligation, current portion.......     36,122      21,232
 Long-term debt, current portion........................      1,361       1,459
 Accrued interest.......................................      1,387      25,801
 Deferred revenue.......................................      1,709       1,688
                                                          ---------  ----------
 Total current liabilities..............................    131,459     246,229
Long-term debt..........................................    639,210   1,288,628
Microwave relocation obligation.........................      2,365      15,736
Accrued expenses and other..............................      6,541       6,320
                                                          ---------  ----------
 Total liabilities......................................    779,575   1,556,913
                                                          ---------  ----------
Mandatorily redeemable preferred stock, issued and
 outstanding 382,539 and 0 shares, respectively.........    360,182         --
Preferred stock subscriptions receivable................    (97,001)        --
                                                          ---------  ----------
 Total mandatorily redeemable preferred stock, net......    263,181         --
                                                          ---------  ----------
Commitments and contingencies
Stockholders' equity (deficit):
 Series F preferred stock, par value $.01 per share,
  14,912,778 and 0 shares issued and outstanding........        149         --
 Common stock, par value $.01 per share, issued and
  outstanding 85,592,221 and 1,000 shares,
  respectively..........................................        856         --
 Additional paid-in capital.............................    267,442     689,659
 Deferred compensation..................................    (42,811)    (24,445)
 Common stock subscriptions receivable..................       (191)        --
 Due from TeleCorp PCS..................................        --      (13,542)
 Accumulated other comprehensive income.................        --          958
 Accumulated deficit....................................   (315,999)   (332,786)
                                                          ---------  ----------
 Total stockholders' equity (deficit)...................    (90,554)    319,844
                                                          ---------  ----------
 Total liabilities, mandatorily redeemable preferred
  stock and stockholders' equity (deficit)..............  $ 952,202  $1,876,757
                                                          =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands except per share data)

                                                For the year ended December
                                                            31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Revenue:
  Service...................................... $    --   $  41,319  $ 219,292
  Roaming......................................       29     29,010     62,956
  Equipment....................................      --      17,353     33,802
                                                --------  ---------  ---------
    Total revenue..............................       29     87,682    316,050
                                                --------  ---------  ---------
Operating expenses:
  Cost of revenue..............................      --      39,259     98,235
  Operations and development (including non-
   cash stock compensation of $0, $1,472 and
   $1,601).....................................    9,772     35,979     54,663
  Selling and marketing (including non-cash
   stock compensation of
   $0, $937 and $1,951)........................    6,325     71,180    169,662
  General and administrative (including non-
   cash stock compensation
   of $0, $29,408 and $31,268).................   26,239     92,585    140,988
  Depreciation and amortization................    1,584     55,110    119,750
                                                --------  ---------  ---------
    Total operating expenses...................   43,920    294,113    583,298
                                                --------  ---------  ---------
    Operating loss.............................  (43,891)  (206,431)  (267,248)
Other (income) expense:
  Interest expense.............................   11,934     51,313     97,068
  Interest income and other....................   (4,670)    (6,748)   (16,773)
  Gain on disposal of New England assets.......      --         --    (330,756)
                                                --------  ---------  ---------
    Net loss................................... $(51,155) $(250,996) $ (16,787)
                                                ========  =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    ($ in thousands except per share data)

                                                                                                             Accumu-
                                                                                   Common                     lated
                        Series F                              Addi-                Stock                      Other    Due
                    Preferred Stock        Common Stock       tional   Deferred  Subscrip-  Treasury Stock   Compre-   from
                   -------------------  -------------------  Paid-in   Compen-     tions    ---------------- hensive TeleCorp
                     Shares     Amount    Shares     Amount  Capital    sation   Receivable  Shares   Amount Income    PCS
                   -----------  ------  -----------  ------  --------  --------  ---------- --------  ------ ------- --------
Balance, December
31, 1997.........          --   $ --         19,335  $   1   $    --   $    --     $ --          --    $--    $--    $    --
Net loss.........          --     --            --     --         --        --       --          --     --     --         --
Noncash
redemption of
equity
interests........          --     --        (19,335)    (1)       --        --       --          --     --     --         --
Issuance of
preferred and
common stock for
cash, PCS
licenses and AT&T
agreements.......   10,308,676    103    46,262,185    462        --        --       (86)        --     --     --         --
Accretion of
mandatorily
redeemable
preferred stock..          --     --            --     --         --        --       --          --     --     --         --
Non-cash issuance
of restricted
stock to
employees........          --     --      3,095,473     31        --        (10)     --          --     --     --         --
Repurchase of
common stock for
cash.............          --     --            --     --         --          2      --     (552,474)   --     --         --
Compensation
expense related
to restricted
stock awards.....          --     --            --     --         --          1      --          --     --     --         --
                   -----------  -----   -----------  -----   --------  --------    -----    --------   ----   ----   --------
Balance, December
31, 1998.........   10,308,676    103    49,357,658    493        --         (7)     (86)   (552,474)   --     --         --
Net loss.........          --     --            --     --         --        --       --          --     --     --         --
Issuance of
preferred stock
and common stock
for cash and PCS
licenses.........    4,604,102     46    23,231,331    233     21,550       --      (105)        --     --     --         --
Issuance of
common stock in
initial public
offering.........          --     --     10,580,000    106    197,211       --       --          --     --     --         --
Costs associated
with initial
public offering..          --     --            --     --      (1,801)      --       --          --     --     --         --
Deferred
compensation
expense related
to stock option
grants and
restricted stock
awards...........          --     --            --     --      73,049   (73,049)     --          --     --     --         --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........          --     --            --     --         --     31,817      --          --     --     --         --
Non-cash issuance
of restricted
stock to
employees........          --     --      2,423,232     24      1,558    (1,573)     --      959,259    --     --         --
Repurchase of
common stock for
cash.............                                                  (1)        1             (406,785)   --     --         --
Accretion of
mandatorily
redeemable
preferred stock..          --     --            --     --     (24,124)      --       --          --     --     --         --
                   -----------  -----   -----------  -----   --------  --------    -----    --------   ----   ----   --------
Balance, December
31, 1999.........   14,912,778    149    85,592,221    856    267,442   (42,811)    (191)        --     --     --         --
Comprehensive
income:
 Net loss........          --     --            --     --         --        --       --          --     --     --         --
 Unrealized
 holding gains,
 net.............          --     --            --     --         --        --       --          --     --     958        --
Issuance of
common stock for
PCS licenses.....          --     --      1,201,772     12      2,694       --       --          --     --     --         --
Deferred
compensation in
connection with
Viper Wireless...          --     --            --     --      15,239   (15,239)     --          --     --     --         --
Issuance of
common stock for
cash.............          --     --      2,245,000     22     41,847       --       --          --     --     --         --
Deferred
compensation
related to stock
option grants and
restricted stock
awards...........          --     --            --     --       4,455    (4,455)     --          --     --     --         --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........          --     --            --     --         --     34,762      --          --     --     --         --
Reduction in
deferred
compensation
related to
forfeitures......          --     --            --     --      (2,197)    2,197      --          --     --     --         --
Exercise of
employee stock
options..........          --     --         67,866      1        --        --       --          --     --     --         --
Repurchase of
common stock for
cash.............          --     --       (180,499)    (2)    (1,101)    1,101      --      180,499    --     --         --
Accretion of
mandatorily
redeemable
preferred stock..          --     --            --     --     (28,209)      --       --          --     --     --         --
Receipt of common
stock
subscription
receivable.......          --     --            --     --         --        --       191         --     --     --         --
Transfer of
certain assets of
TeleCorp PCS and
the Company,
net..............          --     --            --     --         --        --       --          --     --     --     (13,542)
Exchange and
issuance of
shares with
TeleCorp PCS.....  (14,912,778)  (149)  (88,925,360)  (889)   389,489       --       --     (180,499)   --     --         --
                   -----------  -----   -----------  -----   --------  --------    -----    --------   ----   ----   --------
Balance December
31, 2000.........          --   $ --          1,000  $ --    $689,659  $(24,445)   $ --          --    $--    $958   $(13,542)
                   ===========  =====   ===========  =====   ========  ========    =====    ========   ====   ====   ========
                    Accumu-
                     lated
                    Deficit     Total
                   ---------- ----------
Balance, December
31, 1997.........  $  (4,875) $  (4,874)
Net loss.........    (51,155)   (51,155)
Noncash
redemption of
equity
interests........        --          (1)
Issuance of
preferred and
common stock for
cash, PCS
licenses and AT&T
agreements.......       (383)        96
Accretion of
mandatorily
redeemable
preferred stock..     (8,567)    (8,567)
Non-cash issuance
of restricted
stock to
employees........        (21)       --
Repurchase of
common stock for
cash.............         (2)       --
Compensation
expense related
to restricted
stock awards.....        --           1
                   ---------- ----------
Balance, December
31, 1998.........    (65,003)   (64,500)
Net loss.........   (250,996)  (250,996)
Issuance of
preferred stock
and common stock
for cash and PCS
licenses.........        --      21,724
Issuance of
common stock in
initial public
offering.........        --     197,317
Costs associated
with initial
public offering..        --      (1,801)
Deferred
compensation
expense related
to stock option
grants and
restricted stock
awards...........        --         --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........        --      31,817
Non-cash issuance
of restricted
stock to
employees........        --           9
Repurchase of
common stock for
cash.............        --         --
Accretion of
mandatorily
redeemable
preferred stock..        --     (24,124)
                   ---------- ----------
Balance, December
31, 1999.........   (315,999)   (90,554)
Comprehensive
income:
 Net loss........    (16,787)   (16,787)
 Unrealized
 holding gains,
 net.............        --         958
Issuance of
common stock for
PCS licenses.....        --       2,706
Deferred
compensation in
connection with
Viper Wireless...        --         --
Issuance of
common stock for
cash.............        --      41,869
Deferred
compensation
related to stock
option grants and
restricted stock
awards...........        --         --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........        --      34,762
Reduction in
deferred
compensation
related to
forfeitures......        --         --
Exercise of
employee stock
options..........        --           1
Repurchase of
common stock for
cash.............        --          (2)
Accretion of
mandatorily
redeemable
preferred stock..        --     (28,209)
Receipt of common
stock
subscription
receivable.......        --         191
Transfer of
certain assets of
TeleCorp PCS and
the Company,
net..............        --     (13,542)
Exchange and
issuance of
shares with
TeleCorp PCS.....        --     388,451
                   ---------- ----------
Balance December
31, 2000.........  $(332,786) $ 319,844
                   ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ($ in thousands except per share data)

                                                For the year ended December
                                                            31,
                                                ------------------------------
                                                  1998       1999       2000
                                                ---------  ---------  --------
Cash flows from operating activities:
 Net loss.....................................  $ (51,155) $(250,996) $(16,787)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Non-cash gain on disposal of New England
  assets......................................        --         --   (330,756)
 Depreciation and amortization................      1,584     55,110   119,750
 Non-cash compensation expense related to
  stock option grants and restricted stock
  awards......................................          2     31,817    34,820
 Non-cash interest expense....................      1,182     32,718    49,562
 Bad debt expense.............................        --       2,962    12,089
 Non-cash general and administrative expense
  charge by affiliates........................        197        --        --
 Changes in cash flow from operations
  resulting from changes in assets and
  liabilities:
 Accounts receivable..........................        --     (23,581)  (21,211)
 Inventory....................................       (778)   (15,024)   (7,878)
 Prepaid expenses and other current assets....     (3,331)      (424)   (5,196)
 Other assets.................................     (1,184)    (1,123)   (3,928)
 Accounts payable.............................     11,586     24,808     6,916
 Accrued expenses.............................      9,145     17,831    20,968
 Accrued interest.............................      2,046     (3,104)   24,414
 Deferred revenue.............................        --       1,709       (21)
                                                ---------  ---------  --------
  Net cash used in operating activities.......    (30,706)  (127,297) (117,258)
                                                ---------  ---------  --------
Cash flows from investing activities:
 Expenditures for property and equipment......   (107,542)  (298,506) (338,101)
 Expenditures for property and equipment--
  Black Label Wireless, Inc...................        --         --    (27,206)
 Purchase of short-term investments...........        --         --   (134,663)
 Proceeds from the sale of short-term
  investments.................................        --         --    102,778
 Capitalized interest and rent on wireless
  network.....................................       (227)    (5,317)   (5,208)
 Proceeds from the sale of property and
  equipment...................................        --         --        930
 Expenditures for microwave relocation........     (3,340)    (5,654)   (6,018)
 Purchase of PCS licenses.....................    (21,000)  (114,238)  (66,771)
 Expenditures for acquisition of licenses--
  Black Label Wireless, Inc...................        --         --    (36,803)
 FCC deposit..................................        --         --    (12,368)
 Partial refund of deposit on PCS licenses....        --         --      9,607
 Purchase of intangibles--AT&T agreements.....        --     (17,310)      --
 Payment of Tritel acquisition costs..........        --         --   (13,330)
                                                ---------  ---------  --------
  Net cash used in investing activities.......   (132,109)  (441,025) (527,153)
                                                ---------  ---------  --------
Cash flows from financing activities:
 Proceeds from sale of mandatorily redeemable
  preferred stock.............................     26,661     70,323       --
 Receipt of preferred and common stock
  subscription receivable.....................        --       9,414    37,650
 Direct issuance costs from sale of
  mandatorily redeemable preferred stock......     (1,027)    (2,500)      --
 Proceeds from sale of common stock and series
  F preferred stock...........................         38     21,724    41,869
 Proceeds from long-term debt.................    257,492    407,635   550,000
 Proceeds associated with initial public
  offering....................................        --     197,317       --
 Direct issuance cost from the initial public
  offering....................................        --      (1,801)      --
 Proceeds from exchange transaction with AT&T
  Wireless....................................        --         --     80,000
 Payments on long term debt...................     (2,073)   (50,451)   (1,366)
 Payments of deferred financing costs.........     (9,110)   (12,742)  (16,050)
 Proceeds from long-term debt--Black Label
  Wireless, Inc...............................        --         --     63,978
 Payment on Black Label long-term debt........        --         --    (65,242)
                                                ---------  ---------  --------
  Net cash provided by financing activities...    271,981    638,919   690,839
                                                ---------  ---------  --------
Net increase in cash and cash equivalents.....    109,166     70,597    46,428
Cash and cash equivalents at the beginning of
 period.......................................      2,567    111,733   182,330
                                                ---------  ---------  --------
Cash and cash equivalents at the end of
 period.......................................  $ 111,733  $ 182,330  $228,758
                                                =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

                                                For the year ended December 31,
                                                -------------------------------
                                                   1998      1999       2000
                                                ---------- --------------------
Supplemental disclosure of cash flow
 Information:
 Cash paid for income taxes.................... $      --  $     --  $      --
 Cash paid for interest........................      9,786    24,342     27,504
Supplemental disclosure of non-cash investing
 and financing activities:
 Network under development and microwave
  relocation costs included in accounts payable
  and accrued expenses.........................     98,092    32,424    110,802
 Issuance of mandatorily redeemable preferred
  stock and preferred stock in exchange for PCS
  licenses and AT&T agreements.................    100,900     2,674        --
 Issuance of mandatorily redeemable preferred
  stock and common stock in exchange for stock
  subscriptions receivable.....................     76,000    27,191        --
 U.S. Government financing of PCS licenses.....        --     11,551     56,434
 Discount on U.S. Government financing.........        --      1,631      2,298
 Conversion of notes payable to stockholders
  into preferred stock.........................     25,300       --         --
 Capitalized interest..........................      2,055     5,409      4,412
 Non-cash acquisition of PCS licenses and
  operating agreements in connection with the
  contribution and exchange agreement.......... $      --  $     --  $  564,658




  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ in thousands except per share data)

1. Organization and Business

   TeleCorp Holding Corp., Inc. (TeleCorp Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). TeleCorp Holding qualified as a Designated Entity and Very Small Business under
Part 24 of the rules of the FCC applicable to broadband PCS.

   TeleCorp PCS, Inc. was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding. Upon completion of the 1998 AT&T transaction, TeleCorp Holding became a wholly-owned subsidiary of TeleCorp PCS, Inc.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with newly formed wholly-owned subsidiaries of Holding Company. At that time, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly formed wholly-owned subsidiary was merged with and renamed TeleCorp Wireless, Inc. (TeleCorp Wireless).

   In accordance with the terms of the merger agreement, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan and TeleCorp Wireless and Tritel are both wholly-owned subsidiaries of TeleCorp Wireless. TeleCorp Wireless is hereafter referred to as the Company.

   The Company is an AT&T Wireless affiliate in the United States, providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 21.3 million people. As of December 31, 2000, the Company had launched service in 34 markets having approximately 12.1 million people and representing approximately 57% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000, the Company had more than 460,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

2. Black Label Wireless, Inc.

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent Technologies, Inc. (Lucent), under which Lucent agreed to lend Black Label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop wireless networks related to the licenses being acquired by the Company in the contribution and the exchange agreement with AT&T Wireless. Upon consummation of the merger, Black Label transferred its assets to the Company and the Company, in turn, assumed and repaid Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000 following the merger.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


3. Summary of Significant Accounting Policies

 Basis of Presentation

   TeleCorp Holding was formed to explore various business opportunities in the wireless telecommunications industry. The Company was formed to continue the activity of TeleCorp Holding through its strategic alliance with AT&T. The financial statements as of and for the year ended December 31, 1998 and for all periods thereafter, include the historical financial information of TeleCorp Holding Corp., Inc. and the Company. TeleCorp Holding and the Company were considered companies under common control, due to common ownership prior to finalization of the AT&T transaction, certain financing relationships and the similar nature of business activities.

 Risks and Uncertainties

   The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities for at least the next several years while it constructs its network and develops its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include, among others TeleCorp Communications, Inc., TeleCorp LLC and TeleCorp Holding. All intercompany accounts and transactions have been eliminated in consolidation.

 Fair Value of Financial Instruments

   The Company believes that the carrying amount of its financial instruments approximates fair value.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company sells products and services to various customers throughout many regions in the United States and Puerto Rico. The Company routinely assesses the strength of its customers and maintains allowances for anticipated losses.

   For the years ended December 31, 1998, 1999 and 2000, no one customer accounted for 10% or more of total revenues or accounts receivable.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


 Cash Equivalents

   The Company considers all highly liquid instruments with a maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

 Short-term investments

   Short-term investments consist of high-grade commercial paper with original maturities greater than three months but less than one year. Management determines the appropriate classification of its investments at the time of purchase. Investments for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in the stockholders' equity. Cost of securities sold is determined on a specific identification basis.

 Inventory

   Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market and is recorded net of an allowance for obsolescence, if required.

 Property and Equipment and Network Under Development

   Property and equipment are recorded at cost and depreciation is computed using the straight-line method over the following estimated useful lives:

   Computer equipment..................... 3 to 5 years
   Network under development and wireless
    network............................... 3 to 15 years
   Internal use software.................. 3 years
   Furniture, fixtures and office
    equipment............................. 5 years
   Leasehold improvements................. Lesser of useful life or lease term


   Expenditures for repairs and maintenance are charged to operations when incurred. Gains and losses from disposals, if any, are included in the statements of operations. Network under development includes all costs related to engineering, cell site acquisition, site development, interest expense and other development costs being incurred to ready the Company's wireless network for use.

   Internal and external costs incurred to develop the Company's billing, financial systems and other internal applications during the application development stage are capitalized as internal use software. All costs incurred prior to the application development stage are expensed as incurred. Training costs and all post implementation internal and external costs are expensed as incurred.

 PCS Licenses and Microwave Relocation Costs

   PCS licenses include costs incurred, including capitalized interest related to the U.S. Government financing, to acquire FCC licenses. Interest capitalization on the U.S. Government financing began when the activities necessary to get the Company's network ready for its intended use were initiated and concluded when the wireless networks were ready for intended use. The PCS licenses are issued conditionally for ten years. Historically, the FCC has granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. The Company believes it has complied with and intends to continue to comply with these rules and policies.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   As a condition of each PCS license, the FCC requires each license-holder to relocate existing microwave users (Incumbents) within the awarded spectrum to microwave frequencies of equal capacity. Microwave relocation costs include the actual and estimated costs incurred to relocate the Incumbent's microwave links affecting the Company's licensed frequencies.

   The Company begins amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest when PCS service commences within the related Basic Trading Area or BTA. Amortization is calculated using the straight-line method over 40 years.

 Intangible Assets--AT&T Agreements

   The AT&T Agreements consist of the fair value of various agreements with AT&T exchanged for mandatorily redeemable preferred stock and Series F preferred stock. The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from three to ten years.

 Long-Lived Assets

   The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date.

 Interest Capitalization

   The Company capitalizes interest expense related to the construction or purchase of certain assets including its Federal Communications Commission licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1998, 1999, and 2000 was $2,055, $5,409 and $4,412, respectively.

 Deferred Financing Costs

   Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt.

 Restricted Cash

   The Company includes restricted cash related to an acquisition holdback liability as a component of other assets. The balance of restricted cash for the years ended December 31, 1999 and 2000 was $0 and $3,510, respectively.

 Revenue Recognition

   The Company earns revenue by providing wireless mobility services to both its subscribers and subscribers of other wireless carriers traveling in the Company's service area, as well as sale of equipment and accessories. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed and determinable and collection is reasonably assured.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   Wireless mobility services revenue consists of monthly recurring and non-recurring charges for activation, local, long distance, roaming and airtime used in excess of pre-subscribed usage. Generally, access fees, airtime roaming and long distance charges are billed monthly and are recognized when service is provided. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided.

   Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided. Activation fees are deferred and recognized over the expected customer life which approximates four years. Direct incremental costs of activation are deferred, to the extent of the amount of deferred activation revenue, and amortized to expense over the expected customer relationship period. Any losses on activation are recognized immediately since the Company chooses not to enforce its customer contracts for the full term.

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer and when any related future obligations is no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer. The loss on the sale of equipment is recognized upon recognition of the revenue. The Company records as a cost of revenue an amount equal to the revenue on equipment sales. The Company records the excess costs of handsets as a selling and marketing expense. Equipment revenue is recognized upon delivery of the equipment to the customer and when future obligations are no longer significant.

   In December 1999, the SEC released Staff Accounting Bulletin Number 101 (SAB
101), "Revenue Recognition in Financial Statements." The bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The adoption of SAB 101 did not have a material impact on the Company's operations or financial position for the year ended December 31, 2000.

 Advertising Costs

   The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $1,533, $16,158 and $16,124, respectively.

 Income Taxes

   The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities.

 Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

measured at grant date based on the fair value of the award and is recognized over the service period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees".

   The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the strike price and the estimated fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

 Segment Reporting

   The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the South-Central and Midwestern United States and Puerto Rico. The Company operates in various MTAs including New Orleans, Louisiana, Memphis, Tennessee, Little Rock, Arkansas, and San Juan, Puerto Rico.

 Reclassifications

   Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the presentations of the consolidated financial statements as of and for the year ended December 31, 2000.

 Derivative Financial Instruments

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its Senior Credit Facility. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. The effect of the adoption was not material.

4. Accounts Receivable

   Accounts receivable consists of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
   Accounts receivable........................................ $26,203  $48,502
   Allowance for doubtful accounts............................  (2,622)  (3,710)
                                                               -------  -------
                                                               $23,581  $44,792
                                                               =======  =======

   Bad debt expense as a component of general and administrative expense for the years ended December 31, 1998, 1999 and 2000 was $0, $2,962, and $12,089,
respectively.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

5. Inventory

   Inventory consists of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
   Handsets..................................................... $15,090 $22,770
   Accessories..................................................     712     910
                                                                 ------- -------
     Total inventory............................................ $15,802 $23,680
                                                                 ======= =======

6. Property and Equipment

   Property and equipment consists of the following:

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
   Wireless network........................................ $364,491  $ 620,868
   Network under development...............................   21,758     69,567
   Computer equipment......................................   16,888     30,304
   Internal use software...................................   21,648     34,032
   Leasehold improvements..................................   12,011     16,885
   Furniture, fixtures, office equipment and other.........   10,904     17,919
                                                            --------  ---------
                                                             447,700    789,575
   Accumulated depreciation................................  (47,250)  (134,357)
                                                            --------  ---------
                                                            $400,450  $ 655,218
                                                            ========  =========

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $811, $46,428, and $104,532, respectively.

7. PCS Licenses and Microwave Relocation Costs

   PCS licenses, microwave relocation costs, and capitalized interest consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   PCS licenses............................................. $221,650  $622,196
   Microwave relocation costs...............................   47,835    52,334
   Capitalized interest.....................................    1,005     1,881
                                                             --------  --------
                                                              270,490   676,411
   Accumulated amortization.................................   (2,808)   (7,939)
                                                             --------  --------
                                                             $267,682  $668,472
                                                             ========  ========

   Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1998, 1999 and 2000 was $0, $2,808 and $5,782, respectively.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


8. Intangible Assets--AT&T Agreements, Net

   The AT&T operating agreement intangible assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Network membership license agreement...................... $14,388  $148,727
   AT&T exclusivity..........................................  21,880       --
   Intercarrier roamer services agreement....................   4,000    33,528
   Long distance agreement...................................   4,100     3,553
                                                              -------  --------
                                                               44,368   185,808
   Accumulated amortization..................................  (6,460)  (11,033)
                                                              -------  --------
                                                              $37,908  $174,775
                                                              =======  ========

   Amortization expense related to the AT&T operating agreements for the years ended December 31, 1998, 1999 and 2000 was $773, $5,874 and $9,436
respectively.

9. Accrued Expenses and Other

   Accrued expenses consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
   Property and equipment..................................... $32,725 $ 63,723
   Sales and property taxes...................................  13,732   32,653
   Payroll and related liabilities............................   8,024   12,834
   Accrued operational expenses...............................   3,020   38,705
   Other liabilities..........................................   1,017    8,635
                                                               ------- --------
                                                                58,518  156,550
   Less: non-current portion..................................   6,541    6,320
                                                               ------- --------
                                                               $51,977 $150,230
                                                               ======= ========

10. Long-term Debt

   Long-term debt consists of the following:

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            -------- ----------
   Senior credit facilities................................ $225,000 $  325,000
   Senior subordinated notes...............................      --     450,000
   Senior subordinated discount notes......................  354,291    396,572
   Vendor financing........................................   43,504     47,443
   U.S. Government financing...............................   17,776     71,072
                                                            -------- ----------
                                                             640,571  1,290,087
   Less: current portion...................................    1,361      1,459
                                                            -------- ----------
                                                            $639,210 $1,288,628
                                                            ======== ==========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


 Senior Credit Facilities

   In July 1998, the Company entered into a credit facility (the Senior Credit Facility) with a group of commercial lenders, under which the Company may borrow up to $525,000, in the aggregate, consisting of (i) up to $150,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date of January 2007, (ii) a $150,000 term loan (the Tranche A Term Loan) with a maturity date of January 2007, and (iii) a $225,000 term loan (the Tranche B Term Loan) with a maturity date of January 2008. In October 1999, the Company entered into amendments to increase the amount of credit available to $560,000. A total of $100,000 of indebtedness from the Tranche A Term Loan was outstanding at December 31, 2000. No amounts were drawn under the Tranche A Term Loan during 1999. A total of $225,000 of indebtedness from the Tranche B Term Loan was outstanding as of December 31, 1999 and 2000. The Senior Credit Facility also provides for an uncommitted $40,000 senior term loan (the Expansion Facility) with a maturity date of January 2008.

   Beginning in September 2002, principal repayments will be made in 18 quarterly installments for the Tranche A Term Loan and 22 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan are as follows: first six, $2,500; next four, $6,250; last eight, $7,500. Quarterly principal repayments for the Tranche B Term Loan are as follows: first 18, $562, last four, $53,721. Interest payments on the senior credit facility are made quarterly. The Senior Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events.

   The commitment to make loans under the Tranche A Term loan will terminate in July 2001, or earlier if elected by the Company. Beginning in April 2005, the commitment to make loans under the Senior Revolving Credit Facility will be permanently reduced on a quarterly basis through April 2007 as follows: first four reductions, $12,500; last four reductions $25,000. The unpaid principal on the Senior Revolving Credit Facility is due January 2007. In July 2000, if the undrawn portion of the Tranche A Term Loan exceeds $50,000 the amount of the Tranche A Term Loan will be automatically reduced by such excess.

   The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 125 to 325 basis points based upon certain events by the Company, as specified. The Applicable Margin for ABR Loans will range from 25 to 225 basis points based upon certain events by the Company, as specified. At December 31, 1999, the interest rate applicable to the Tranche B Term Loan was 9.12%. At December 31, 2000, the interest rates applicable to Tranche A and Tranche B Term Loans were 9.23% and 9.54%, respectively.

   The loans from the Senior Credit Facility are subject to an annual commitment fee which ranges from 0.50% to 1.25% of the available portion of the Tranche A Term Loan and the Senior Revolving Credit Facility. The Company has expensed $3,817 and $2,872, for the years ended December 31, 1999 and 2000, respectively, related to these bank commitment fees. The Senior Credit Facility requires the Company to purchase interest rate hedging contracts covering amounts equal to at least 50% of the total amount of the outstanding indebtedness of the Company. As of December 31, 1999 and 2000, the Company hedged 100% of its outstanding indebtedness of $225,000 to take advantage of favorable interest rate swaps. The six outstanding interest rate swap contracts fix the annual interest rates from 5.20% to 5.26%. The contracts mature in September of 2003.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   Initially, borrowings under the Senior Credit Facility are subject to a maximum Senior Debt to Total Capital ratio, as defined, of 50%. This ratio has been increased to 55% because certain specified operating benchmarks have been achieved. In addition, the Company must comply with certain financial and operating covenants. The financial covenants include various debt to equity, debt to EBITDA, interest coverage, and fixed charge coverage ratios, as defined in the Senior Credit Facility. The operating covenants include minimum subscribers, minimum aggregate service revenue, minimum coverage of population and maximum capital expenditure thresholds.

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

 Senior Subordinated Notes

   On July 14, 2000, the Company completed the issuance and sale of 10 5/8% Senior Subordinated Notes (the Subordinated Notes) with an aggregate principal amount of $450,000. The Subordinated Notes mature July 15, 2010 and the Company is required to pay interest semi-annually beginning on January 15, 2001. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled approximately $13,000, and have been recorded as deferred finance costs that will be amortized over the life of the Subordinated Notes.

   The Subordinated Notes are subject to optional redemption, allowing the Company on or after July 15, 2005, to redeem some or all of the Subordinated Notes together with accrued and unpaid interest at redemption prices. The Company also has the option until July 15, 2003, to redeem up to 35% of the original aggregate principal amount of these notes with the net proceeds of certain types of qualified equity offerings at a redemption price equal to 110.625% of the principal amount as long as at least 65% of the original aggregate principal amount of these notes remains outstanding immediately after redemption. If the Company experiences a change of control at any time on or prior to July 15, 2005, the Company has the option to redeem all of the Subordinated Notes at par plus a premium. If the Company has not previously redeemed the Subordinated Notes and if the Company experiences a change in control after July 15, 2005, the note holders may require the Company to make an offer to repurchase all of the Subordinated Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

   The Company is required to comply with certain financial covenants outlined in the indenture agreement. The Subordinated Notes are not collateralized. The Subordinated Notes are subordinate to all of the Company's existing and future senior debt, rank equally with all existing senior subordinated debt and rank senior to all existing and future subordinated debt. The Subordinated Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc. In August 2000, the Company registered the Notes with the Securities and Exchange Commission to become publicly traded.

 Senior Subordinated Discount Notes

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes (the Discount Notes) with an aggregate principal amount at maturity of $575,000. The total gross proceeds from the sale of the Notes were $327,635. Offering expenses consisting of underwriting, printing,

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

legal and accounting fees totaled $10,999. The Discount Notes mature April 15, 2009, unless previously redeemed by the Company. As interest accrues, it will be added to the principal as an increase to interest expense and the carrying value of the Discount Notes until April 15, 2004. The Company will begin paying interest semi-annually beginning October 15, 2004. The Discount Notes are not collateralized. The Discount Notes are subordinate to all of the Company's existing and future senior debt and ranks equally with all other senior subordinated debt, and ranks senior to all of the Company's existing and future subordinated debt. The Discount Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc. (see Note 19). As of December 31, 2000 accrued interest added to the principal was $68,937. In October 1999, the Company registered the Notes with the Securities and Exchange Commission to become publicly traded securities.

 U.S. Government financing

   As of December 31, 1999 and 2000, the Company owed the U.S. Government $20,247 and $75,294, less a discount of $2,471 and $4,222, respectively, for the acquisition of PCS licenses.

   The terms of the notes related to the PCS licenses in New Orleans, Memphis, Beaumont and Little Rock obtained during the 1997 F-Block auction include: an interest rate of 6.25%, quarterly interest payments which commenced in July 1998 and continue for the one year thereafter, then quarterly principal and interest payments for the remaining 9 years. The promissory notes are collateralized by the underlying PCS licenses.

   During the year ended December 31, 1999, the Company completed the acquisition of additional PCS licenses from Digital PCS, LLC and Wireless 2000, Inc. As part of these acquisitions, the Company assumed additional U.S. Government financing with the FCC amounting to $11,551, less a discount of $1,631. The terms of the notes include an interest rate of 6.125% for notes assumed from Digital PCS, LLC and 7.00% for notes assumed from Wireless 2000, Inc., quarterly interest payments for a two-year period and then quarterly principal and interest payments for the remaining eight years.

   The notes related to the purchases of licenses during 1997, 1998 and 1999 were discounted using management's best estimate of the prevailing market interest rate at the time of issuance of 10.25%.

   In April 2000, the Company acquired PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As part of the consideration for the PCS licenses, the Company assumed $2,433, less a discount of $401, in FCC debt related to the licenses. The terms of the notes include an interest rate of 7.0%, quarterly interest payments which commenced in July 2000 and continue through October 2002, followed by interest and principal payments for the remaining four years. The notes were discounted using management's estimate of the Company's incremental borrowing rate at the time of issuance of 11.8%.

   As part of Contribution and Exchange Agreement with AT&T Wireless, the Company acquired PCS licenses in the Milwaukee, Wisconsin basic trading area from Indus, Inc. As part of this transaction, the Company assumed additional U.S. Government financing with the FCC of $54,001, less a discount of $1,897. The terms of the notes include quarterly interest payments which commence in January 2001 and continue through October 2002 after which quarterly principal and interest payments are due until September 2006. The notes were discounted using management's estimate of the incremental borrowing rate at the time of issuance of 8.0%.

 Vendor Financing

   In May 1998, the Company entered into a Note Purchase Agreement (the Lucent Note Agreement) with Lucent Technologies, Inc. (Lucent) which provides for the issuance of increasing rate 8.5% Series A (the Series A Notes) and 10.0% Series B (the Series B Notes) junior subordinated notes (the Lucent Subordinated Notes)

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

with an aggregate face value of $80,000. The aggregate face value of the Lucent Subordinated Notes shall decrease dollar for dollar, upon the occurrence of certain events as defined in the Lucent Note Agreement. The proceeds of the Lucent Subordinated Notes are to be used to develop the Company's network in certain designated areas. As of December 31, 1999 and 2000, the Company had $43,504 and $47,443, respectively outstanding under the Series A Notes. During the year ended December 31, 1999, the Company borrowed and repaid $40,000 on the Lucent Series B Notes plus $228 of accrued interest.

   The Series A and Series B Notes will not amortize and will have a maturity date six months after the final maturity of the Company's high yield debt offering, but in no event later than May 1, 2012. The Series A Notes will have a mandatory redemption at par plus accrued interest from the proceeds of a subsequent equity offering to the extent the net proceeds exceed an amount identified in the Lucent Note Agreement. The interest rate on each note will increase by 1.5% per annum beginning January 1, 2001. However, the interest rate applicable to the Subordinated Notes shall not exceed 12.125%. Interest payable on the Series A Notes and the Series B Notes on or prior to May 11, 2004 shall be payable in additional Series A and Series B Notes. Thereafter, interest shall be paid in arrears in cash on each six month and yearly anniversary of the Series A and Series B closing date or, if cash interest payments are prohibited under the Senior Credit Facility and/or the Senior Subordinated Discount Notes, in additional Series A and Series B Notes. As of December 31, 1999 and 2000, interest accrued under the Series A Notes of $3,504 and $7,443, respectively has been included in long-term debt.

   The Company may redeem the Subordinated Notes held by Lucent or any of its affiliates at any time. The Series A Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2002 and after May 2007. The Series B Notes that are not held by Lucent or any of its affiliates may be redeemed by the Company prior to May 2000 and after May 2005. Any redemption after May 2007, in the case of the Series A Notes, and May 2005, in the case of the Series B Notes, shall be subject to an interest rate premium, as specified. All of the outstanding notes under the Lucent Note Agreement as of December 31, 1999 and 2000 are held by Lucent. The Company must comply with certain operating covenants. The amounts outstanding under these series A notes is subject to mandatory prepayment in an amount equal to not less than 50% of the excess over $198,000 in net proceeds TeleCorp Wireless receives from an equity offering other than the issuance of capital stock used concurrently to acquire assets or stock of a related business. This $198,000 threshold has been met so all additional proceeds of equity offerings (unless used concurrently to acquire stock or assets of a related business) must be used for prepayment of the series A notes.

   In October 1999, the Company entered into an amended and restated note purchase agreement with Lucent for the issuance of up to $12,500 of new series A notes and up to $12,500 of new series B notes under a vendor expansion facility in connection with prior acquisitions of licenses in certain markets. The terms of these notes issued under these facilities are identical to the original Lucent series A and series B notes.

   In addition, pursuant to the amended and restated note purchase agreement, Lucent has agreed to make available up to an additional $50,000 of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets the Company acquires. This $50,000 of availability is subject to a reduction up to $20,000 on a dollar for dollar basis of any additional amounts Lucent otherwise lends to the Company for such purposes under the Company's senior credit facilities. Any notes purchased under this facility would be divided equally between Lucent series A and series B notes. The terms of Lucent series A and series B notes issued under these expansion facilities would be identical to the terms of the original Lucent series A and series B notes as amended, including a maturity date of October 23, 2009.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   In addition, any Lucent series B notes issued under the vendor expansion facility will mature and will be subject to mandatory prepayment on a dollar for dollar basis out of the net proceeds of any future public or private offering or sale of debt securities, exclusive of any private placement of notes issued to finance any additional markets and borrowings under the senior credit facilities or any replacement facility.

 Black Label Wireless, Inc. Credit Agreement

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly-owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black Label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop network related to the licenses acquired by the Company in the contribution and exchange agreements.

   The obligations under the Black Label credit agreement must be repaid by July 14, 2001.

   Upon consummation of the Merger with Tritel, Black Label transferred its assets to the Company and the Company in turn, assumed and repaid Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000. During the year ended December 31, 2000, the Company drew and repaid $63,978 plus accrued interest of $1,264 under the credit agreement. As of December 31, 2000, $0 was outstanding under the Black Label credit agreement.

 Deferred financing costs

   In connection with entering into the senior credit facilities and the senior-subordinated discount notes, the Company incurred certain debt issuance costs. The Company capitalized debt issuance costs of $12,742 and $16,050, during the years ended December 31, 1999 and 2000, respectively. The financing costs are being amortized using the straight-line method over the term of the related debt. For the years ended December 31, 1998, 1999 and 2000, the Company recorded interest expense related to the amortization of the deferred financing costs of $525, $1,750 and $2,750, respectively.

 Future minimum principal payments

   As of December 31, 2000, minimum required annual principal repayment (undiscounted) under all of the Company's outstanding debt obligations were as follows:

   For the year ending December 31,
     2001........................................................... $    1,459
     2002...........................................................      7,675
     2003...........................................................     28,232
     2004...........................................................     44,367
     2005...........................................................     50,582
     Thereafter.....................................................  1,365,699
                                                                     ----------
       Total........................................................ $1,498,014
                                                                     ==========

11. Initial AT&T Transaction

   In January 1998, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with AT&T Wireless PCS, Inc. and TWR Cellular, Inc. (both subsidiaries of AT&T Corporation and collectively referred to as AT&T PCS), the stockholders of TeleCorp Holding and various venture capital investment firms (the cash equity investors). The Securities Purchase Agreement allows the Company to be a provider of wireless mobility services in its licensed regions utilizing the AT&T brand name.

   Upon the receipt of FCC approval in July 1998, the Company finalized the transaction contemplated in the Securities Purchase Agreement (the AT&T Transaction). As a result, the Company (i) issued preferred stock

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

and paid AT&T $21,000 in exchange for 20 MHz PCS licenses with a fair value of $94,850 and certain operating agreements with AT&T for exclusivity, network membership, long distance and roaming with a fair value of $27,050 (ii) issued preferred and common stock for 100% of the outstanding ownership interests in TeleCorp Holding, which includes 10 MHz PCS licenses which was recorded at historical cost; and (iii) issued preferred and common stock for a cash commitment from the Cash Equity Investors of $128,000 to be paid over a three year term plus an additional $5,000 upon the closing of the Digital PCS, Inc. transaction.

   The general terms of the operating agreements with AT&T are summarized below:

     AT&T Exclusivity: The Company will be AT&T's exclusive facilities-based provider of mobile wireless telecommunications services within the Company's BTAs for a ten year period. The Company determined the fair value of this agreement to be $11,870.

     Network Membership License Agreement: The Network Membership License Agreement (the License Agreement) defines that AT&T will make available to the Company use of the AT&T logo and the right to refer to itself as a "Member of the AT&T Wireless Network" to market its PCS services. Through the use of these rights, the Company expects to participate in and benefit from AT&T promotional and marketing efforts. The License Agreement has an initial five-year term. The Company determined the fair value of this agreement to be $8,480.

     Intercarrier Roamer Services Agreement: AT&T and the Company have entered into a twenty-year reciprocal roaming agreement providing that their customers who own tri-mode phones will roam on the other's mobile wireless systems at commercially reasonable rates to the extent commercially and technologically feasible. Thereafter, this agreement shall renew automatically on a year-to-year basis unless either the Company or AT&T terminates this agreement by written notice at least 90 days prior to the conclusion of the original or any subsequent term. After ten years, this agreement may be terminated by the Company or AT&T at any time upon 90 days prior written notice. The Company has determined the value of this roaming agreement to be $3,500.

     Long Distance Agreement: The long distance agreement provides that AT&T will be the exclusive provider for long distance services to the Company's customers within the Company's licensed regions for an initial three year period. The long distance agreement requires that the Company meet a minimum traffic volume commitment during the term of the agreement. If the Company fails to meet such volume commitments, the Company must pay to AT&T the difference between the expected fee based on the volume of the commitment and the fees based on actual volume. The Company had determined the fair value of this agreement to be $3,200.

12. Acquisition of Tritel and AT&T Contribution and Exchange

   On November 13, 2000, TeleCorp PCS completed its acquisition of Tritel through a merger of each of the Company and Tritel with wholly-owned subsidiaries of TeleCorp PCS. The Company and Tritel are the surviving entities of the merger. The merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of TeleCorp PCS. TeleCorp PCS is controlled by its voting preference common stockholders. Both the Company and Tritel are subsidiaries of TeleCorp PCS. Immediately after the merger of TeleCorp Wireless and Tritel with subsidiaries of TeleCorp PCS, AT&T Wireless had an ownership interest of approximately 23% in TeleCorp PCS.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   In connection with TeleCorp PCS's acquisition of Tritel, AT&T agreed to contribute certain assets and rights to the Company and TeleCorp PCS. This contribution resulted in TeleCorp PCS acquiring various assets in exchange for the consideration issued as follows:

   TeleCorp PCS acquired:

  .  $20,000 cash from AT&T Wireless Services, Inc. (AT&T Wireless Services);

  . All of the common and preferred stock of Indus, Inc. (Indus) which was transferred to the Company through an inter-company transfer;

  . The right to acquire additional wireless properties and assets from Airadigm Communications Inc. (Airadigm) which was transferred to the Company through an inter-company transfer; and

  . The two year extension and expansion of the AT&T network membership license agreement to cover all people in the Company's markets which was transferred to the Company through an inter-company transfer.

   Consideration issued:

  . 9,272,740 shares of Class A common stock of TeleCorp PCS to AT&T Wireless Services.

   Separately, AT&T Wireless and the Company consummated on November 13, 2000 the Asset Exchange Agreement pursuant to which the Company agreed to exchange certain assets with AT&T Wireless, among other consideration.

   The Company received certain consideration in exchange for the assets as follows:

   The Company acquired:

  .  $80,000 in cash from AT&T Wireless;

  . AT&T Wireless's existing 10 MHz PCS licenses in the areas covering part of the Wisconsin market, in addition to adjacent licenses;

  . AT&T Wireless's existing 10 MHz PCS licenses in Fort Dodge and Waterloo, Iowa; and

  . PCS licenses from Polycell Communications, Inc. (Polycell), Clinton Communications, Inc., and ABC Wireless, LLC (ABC Wireless).

   Consideration issued:

  .  The Company's New England assets to AT&T Wireless; and

  .  Cash to Polycell and cash to ABC Wireless.

   Further, AT&T agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with the Company to include the new markets by amending the Company's existing agreements. In addition, the Company has granted AT&T Wireless a "right of first refusal" with respect to certain markets transferred by AT&T Wireless Services or AT&T Wireless, triggered in the event of a sale of the Company to a third party.

   These transactions were accounted for as an asset purchase and disposition and recorded at fair value except for the PCS licenses acquired from ABC and Polycell which were recorded at the historical costs of those companies since the licenses were acquired from companies under common control. The purchase price was determined based on cash paid, the fair value of the Class A common stock issued, and the fair value of the assets relinquished. The purchase price was proportionately allocated to the long-term assets acquired based

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

on their estimated fair values. A gain of $330,756 was recognized to reflect the difference between the fair value of the New England assets disposed and their net book value of $87,924 as of November 13, 2000.

   The following table sets forth the summary of the fair value of consideration given and fair value of assets received in accordance with the contributions from AT&T and Asset Exchange agreements:

   Fair value of consideration given:

   Cash (Indus, ABC and Polycell)..................................... $ 56,146
   Fair value of New England assets...................................  418,680
   Assumed U.S. Government financing..................................   52,105
   Other assumed liabilities..........................................   42,410
   Due to TeleCorp PCS, Inc. .........................................   75,632
                                                                       --------
     Total consideration.............................................. $644,973
                                                                       ========

   Fair value of assets acquired:

   Cash............................................................... $ 80,000
   PCS licenses from AT&T Wireless....................................  175,030
   PCS licenses from Indus............................................  211,610
   PCS licenses from ABC Wireless.....................................    6,868
   PCS licenses from Polycell.........................................    5,232
   AT&T operating agreements..........................................  165,918
   Other assets from Indus............................................      315
                                                                       --------
     Total fair value of assets acquired.............................. $644,973
                                                                       ========

13. Due from TeleCorp PCS

   The Company records a due from TeleCorp PCS which results from the intercompany transfer of various assets. The due from TeleCorp PCS is recorded as a component of stockholder's equity as settlement is not expected in the foreseeable future. The due from TeleCorp PCS consists of the following as of December 31, 2000:

     Net book value of exclusivity agreement for Wireless's benefit transferred to TeleCorp PCS due to the exclusivity agreement being a component of the stockholders' agreement of TeleCorp
      PCS...........................................................  $(16,500)
     Net assets issued to the Company contributed by TeleCorp PCS's consideration given in relation to the Merger, Contribution
      and Exchange Agreements.......................................     62,302
     Amortization of the exclusivity agreement held by TeleCorp PCS
      for the benefit of and use by the Company.....................        198
     Preferred stock subscription receivable transferred to TeleCorp
      PCS ..........................................................    (59,542)
                                                                      ---------
     Total due from TeleCorp PCS....................................  $ (13,542)
                                                                      =========

   The preferred stock subscription receivables were transferred to TeleCorp PCS in order for the receivable to follow the underlying equity instrument held at TeleCorp PCS. However, the receivables are contractually required to be paid directly to the Company by the pledged equity investors. As such, the Company's receipt of this receivable directly from the pledged equity investors will satisfy this receivable.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


14. Acquisitions

 Completed Acquisitions

   On April 20, 1999, the Company completed its acquisition of 10 MHz PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana BTA's from Digital PCS, LLC. The total purchase price of $6,114 was comprised of $2,335 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $4,102 less a discount of $609, and $286 in cash as reimbursement to Digital PCS, LLC, for interest due to the FCC incurred prior to close and legal costs. The entire purchase price has been allocated to the PCS license.

   As a result of completing the transaction with Digital PCS, LLC, the Cash Equity Investors have irrevocably committed to contribute $5,000 in exchange for mandatorily redeemable preferred stock and common stock over a two year period from the close of this transaction. As of December 31, 2000 the Company had received $3,600 of the $5,000 commitment.

   On May 24, 1999, the Company sold mandatorily redeemable preferred stock and preferred stock to AT&T for $40,000. On May 25, 1999, the Company acquired from AT&T 20 MHz PCS licenses covering the San Juan MTA, 27 constructed cell sites, a switching facility, leases for additional cell sites, the extension of the Network Membership License Agreement, Long Distance Agreement, Intercarrier Roamer Services Agreement and AT&T Exclusivity Agreement and the reimbursement of AT&T for microwave relocation costs, salary and lease payments (the Puerto Rico Transaction) incurred prior to acquisition. The total purchase price of this asset acquisition was $99,694 in cash plus legal fees of $252. The purchase price has been allocated to the assets acquired, based upon their estimated fair value as follows:

     PCS licenses..................................................... $70,421
     Intangible assets--AT&T Agreements...............................  17,310
     Cell sites site acquisition, switching facility assets and other
      assets..........................................................   9,015
     Microwave relocation costs.......................................   3,200
                                                                       -------
                                                                       $99,946
                                                                       =======

   As a result of completing this transaction, the Company's available borrowings under the Lucent Note Agreement increased by $15,000 ($7,500 of Series A and $7,500 of Series B) and certain Cash Equity Investors committed $39,997 in cash in exchange for mandatorily redeemable preferred and common stock. The Cash Equity Investors cash commitment of $39,997 will be funded over a three-year period from the close of this transaction. As of December 31, 2000, the Company had received $17,999 of this cash commitment. As a part of obtaining this additional preferred and common stock financing, the Company paid $2,000 to a Cash Equity Investor upon the closing of the transaction. In addition, certain officers, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company were issued fixed and variable awards of 5,318 and 2,380,536 restricted shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, in exchange for their interest in Puerto Rico Acquisition Corporation. Puerto Rico Acquisition Corporation was a special purpose entity wholly-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. The fixed awards typically vest over a five-year period. The estimated fair value of these shares has been recorded as deferred compensation and is being amortized over the related vesting periods. The variable awards vested based upon the completion of the Company's initial public offering.

   On June 2, 1999 the Company completed its acquisition of 15 MHz PCS licenses covering the Alexandria, Lake Charles and Monroe, Louisiana BTAs from Wireless 2000, Inc. The total purchase price of $7,448 was

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

comprised of $371 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $7,449 less a discount of $1,022 and $650 in cash as reimbursement of microwave relocation costs and reimbursement of FCC interest and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

   In February 1999, Viper Wireless, Inc. (Viper), was formed to participate in the C-Block PCS license reauction for additional spectrum in most of the Company's markets. Viper was initially capitalized for $100 and was equally-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. AT&T and certain of the Company's other stockholders have committed an aggregate of up to approximately $32,300 in exchange for additional shares of mandatorily redeemable preferred stock, Series F preferred stock and common stock of the Company. In order to participate in the reauction, the Company with funds contributed by AT&T and certain of the Company's other initial investors for additional shares of the Company's preferred and common stock paid the FCC an initial deposit of $17,819 on behalf of Viper. Simultaneously, the Company transferred this initial deposit to Viper in exchange for an 85% ownership interest which represented a 49.9% voting interest. As of December 31, 1999 the Company had received $32,300 of these commitments.

   On April 15, 1999, the FCC announced Viper was the high bidder for 15 MHz licenses in New Orleans, Houma and Alexandria, Louisiana, San Juan, Puerto Rico and Jackson, Tennessee and 30 MHz licenses in Beaumont, Texas. The total auction price was $32,286 plus legal fees of $47. During the year ended December 31, 1999, the FCC refunded $11,361 of the initial deposit; however, during the same period the Company was required to pay the FCC $11,059 as a final deposit on behalf of Viper. As of and for the year ended December 31, 1999, Viper had no financial activity other than its capitalization which includes the transfer of the initial deposit to Viper from the Company and the payment and refund of the deposit between Viper and the FCC. The Company made its final payment of $14,770 to the FCC on September 13, 1999 with respect to these licenses and received the remaining funding commitments from AT&T and the certain Cash Equity Investors on September 29, 1999. The Company received final regulatory approval of the license transfer from the FCC on September 9, 1999. The entire purchase price has been allocated to the PCS licenses acquired.

   On April 11, 2000 the Company completed its acquisition of the 15% of Viper that it did not already own from Mr. Vento and Mr. Sullivan in exchange for an aggregate of 323,372 shares of the Company's Class A common stock and 800 shares of its Series E preferred stock. In connection with the completion of the acquisition, the Company recognized compensation expense of $15,297 based on the fair value of the Class A common stock and Series E mandatorily redeemable preferred stock given to Mr. Vento and Mr. Sullivan at the closing date.

   On April 7, 2000, the Company completed its acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of the Company's Class A common stock valued at $45,896 on the closing date. TeleCorp LMDS had no operations and its only assets were local multipoint distribution service licenses. By acquiring TeleCorp LMDS, TeleCorp gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and U.S. Virgin Islands basic trading areas. TeleCorp LMDS's stockholders were Mr. Vento and Mr. Sullivan and three of the Company's initial investors. As Mr. Vento and Mr. Sullivan have voting control of the Company and Telecorp LMDS, the acquisition was accounted for as an acquisition between companies under common control and recorded at historical cost. The licenses acquired have been recorded by the Company at $2,707, which represents the historical cost of TeleCorp LMDS.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   On April 27, 2000, the Company completed its acquisition of 15 MHz PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As consideration for the PCS licenses, the Company paid Gulf Telecom $262 in cash, assumed approximately $2,433, less a discount of $401, in Federal Communications Commission debt related to the licenses and reimbursed Gulf Telecom $471 for interest it paid to the Federal Communications Commission on the debt related to the license from June 1998 through March 2000. The entire purchase price has been allocated to the acquired licenses.

   On May 10, 2000, the Company was notified by the FCC that it was the high bidder on certain FCC licenses offered in the FCC's 39 GHz Band Auction. As consideration for these licenses, the Company paid the FCC $12,368. Each of the licenses purchased exists within areas where the Company and Tritel currently hold licenses or where the Company received licenses in the contribution and exchange with AT&T Wireless.

 Pending Acquisitions

   In connection with the right attained from AT&T Wireless, the Company and Telephone Data Systems (TDS) have entered into an agreement to collectively purchase the assets of Airadigm. Airadigm is a wireless provider based in Little Chute, Wisconsin and owns C-block FCC licenses in Wisconsin and Iowa. Airadigm filed for Chapter 11 bankruptcy protection in July 1999. Under the terms of the collective plan of financial reorganization approved by the U.S. Bankruptcy Court on November 1, 2000, the Company and TDS plan to provide the funding to meet Airadigm's debt obligations. The Company will receive disaggregated licenses for its consideration. The sale of Airadigm's licenses is contingent upon reinstatement of those licenses by the FCC and receipt of FCC approval for the transfer of the licenses to the Company designee.

15. Restricted Stock Plan and Other Restricted Stock Awards

 Restricted Stock Plan

   In July 1998, the Company adopted a Restricted Stock Plan (the Plan) to attract and retain key employees and to reward outstanding performance. Key employees selected by management may elect to become participants in the Plan by entering into an agreement which provides for issuance of fixed and variable shares consisting of Series E mandatorily redeemable preferred stock and Class A common stock. The fixed shares typically vest over a five or six year period. The variable shares vest based upon certain events taking place, such as buildout milestones, POP coverage, the completion of an initial public offering and other events. Unvested shares are forfeited upon termination of employment. The shares issued under the Plan shall consist of units transferred to participants without payment as additional compensation for their services to the Company. The total number of shares that may be awarded to key employees shall not exceed 7,085 units and 4,000,000 shares of Series E preferred stock and Class A common stock, respectively, as determined upon award. Any shares not granted on or prior to July 17, 2003 shall be awarded to two officers of the Company. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. After the Class A shares become publicly traded, the right of first offer will no longer exist for the Series E preferred shares. In addition the shares contain rights of inclusion and first negotiation. The Company may repurchase unvested shares, and under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price is equal to $0.01 and $0.00003 per share for the Series E preferred and Class A common stock, respectively.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   Activity under the Plan is as follows:

                                          Estimated
                               Series E      fair                   Estimated
                               preferred  value per     Class A     fair value
                                 stock      share     common stock  per share
                               --------- ------------ ------------ ------------
Shares awarded................   5,505   $       1.00  3,095,473   $       .003
Repurchases...................    (784)           --    (552,474)           --
                                 -----                 ---------
Balance, December 31, 1998....   4,721           1.00  2,542,999           .003
Shares awarded................   2,677    52.00-72.98  1,748,609     .003-20.00
Repurchases...................    (577)           --    (406,787)           --
                                 -----                 ---------
Balance, December 31, 1999....   6,821     1.00-72.98  3,884,821     .003-20.00
Shares awarded................     800          72.98        --             --
Repurchases...................    (323)           --    (203,673)    .003-20.00
                                 -----                 ---------
Balance, December 31, 2000....   7,298   $1.00-$72.98  3,681,148   $.003-$20.00
                                 =====                 =========

   Deferred compensation and compensation expense related to the issuance of restricted stock to employees, based on the estimated fair value of the preferred and common stock, was immaterial for the year ended December 31, 1998.

   Certain awards granted under the Plan were variable awards. Upon the Company's initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the award in the amount of $33,176. For the year ended December 31, 1999 and 2000, the Company recorded compensation expense related to the restricted stock awards of $15,299 and $11,005, respectively. The remaining deferred compensation balance related to the restricted stock awards will be recognized as compensation expense over the remaining vesting period. Outstanding fixed awards and variable awards as of December 31, 1998, 1999 and 2000 are as follows:

                                          December 31, December 31, December 31,
                                              1998         1999         2000
                                          ------------ ------------ ------------
Series E preferred stock:
  Fixed awards...........................      3,664        6,821        7,298
  Variable awards........................      1,057          --           --
                                           ---------    ---------    ---------
    Total Series E awards................      4,721        6,821        7,298
                                           =========    =========    =========
Class A common stock:
  Fixed awards...........................  1,152,605    3,884,821    3,681,148
  Variable awards........................  1,390,394          --           --
                                           ---------    ---------    ---------
    Total Class A awards.................  2,542,999    3,884,821    3,681,148
                                           =========    =========    =========

 Other Restricted Stock Awards

   The Chief Executive Officer and the Executive Vice President and Chief Financial Officer were issued variable restricted stock awards outside of the Restricted Stock Plan. Upon the initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based the difference between the estimated fair value and the exercise price of the shares. The company recorded $28,823 as deferred compensation related to these awards and will recognize that as compensation expense over the related vesting periods, of which $14,809 and $4,805 was recorded as compensation expense for the year ended December 31, 1999 and 2000, respectively.

   The shares under the plan were exchanged for shares under the Company's parent, TeleCorp PCS's plan as a result of the Merger consummated on November 13, 2000.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


16. Employee and Director Stock Option Plan

   On July 22, 1999, the Company implemented the 1999 Stock Option Plan to allow employees and members of the Board of Directors to acquire shares of Class A common stock. The options have an option term of 10 years, ratable vesting over a three to four year period, exercise prices equal to the estimated fair value of the underlying Class A common stock on the date of award and restrictions on exercisability until (i) a qualified initial public offering (IPO) to which the Class A voting common stock has been registered under the Securities Act of 1933 for aggregate proceeds of $20,000, (ii) the sale of all or substantially all of the assets of the Company or (iii) the sale of all or substantially all of the outstanding capital stock of the Company. The Company has reserved 1,814,321 shares of Class A common stock for issuance under this plan.

 2000 Employee, Director and Consultant Stock Option Plan

   In November 2000, the Company established the 2000 Employee, Director and Consultant Stock Plan under which up to 15,000,000 shares of the Company's class A voting common stock may be issued to key employees, directors or consultants pursuant to awards consisting of stock options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, restricted shares, deferred shares and stock appreciation rights. The stock options granted under that plan have an option term of 10 years, ratable vesting over a four year period, exercise price equal to the estimated fair value of the underlying Class A common stock on the date of award. Our board has the discretion to determine the terms of any options or stock rights granted under this plan.

   The 581,967 stock options awarded during the period from July 22, 1999 to November 23, 1999 represented variable awards since their exercisability was restricted until the completion of the initial public offering, sale of substantially all of the assets or sale of substantially all of the capital stock of the Company. Therefore, the measurement date occurred when the exercisability restrictions were relieved, upon the initial public offering. At that point, the Company recorded deferred compensation expense based on the difference between the initial public offering of $20.00 per share and the exercise price of the shares. All shares granted after the initial public offering are fixed awards. The Company recorded $11,050 as deferred compensation related to the stock option awards and will recognize expense over the related vesting periods, of which $1,709 and $3,713 was recorded as compensation expense for the year ended December 31, 1999 and 2000, respectively.
   A summary of the status of the Company's stock option plan is presented below:

                                                          Weighted
                                                           Average    Weighted
                                                          Remaining   Average
                                          Option Price   Contractual  Exercise
                               Shares    Range per share Life (Years)  Price
                              ---------  --------------- -----------  --------
Outstanding at December 31,
 1998........................       --   $           --       --      $   --
  Granted....................   611,967    0.0065--37.88     8.6         1.28
  Exercised..................       --               --       --          --
  Forfeited..................   (66,470)          0.0065     8.6       0.0065
                              ---------
Outstanding at December 31,
 1999........................   545,497    0.0065--37.88     8.6         1.43
  Granted.................... 1,959,295     20.00--51.75     9.4        41.16
  Exercised..................   (67,866)   0.0065--20.00     8.9        16.54
  Forfeited..................  (127,730)   0.0065--51.75     8.6         0.39
                              ---------
Outstanding at December 31,
 2000........................ 2,309,196  $0.0065--$51.75     9.3      $ 34.33
                              =========
Options vested at December
 31, 1999....................    76,801  $        0.0065     3.1      $0.0065
                              =========
Options vested at December
 31, 2000....................   241,675  $0.0065--$51.75     8.7      $  3.72
                              =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

   No options were exercisable as of December 31, 1999 and 241,675 options were exercisable as of December 31, 2000.

                    Options Outstanding at December 31, 2000

                                                                       Weighted Average
                                                                          Remaining
     Weighted Average                                                  Contractual Life
      Exercise Price              Number of Shares                          (Years)
     ----------------             ----------------                     ----------------
         $0.0065                       387,356                               8.6
           20.00                       238,550                               9.1
           37.88                        10,000                               9.0
           44.02                     1,540,790                               9.1
           44.63                        48,350                               9.3
           45.94                        35,450                               9.2
           51.75                        48,700                               9.3
                                     ---------
         $ 34.33                     2,309,196                               9.3
                                     =========

   During the year ended December 31, 2000 the Company granted options to purchase 1,959,295 shares of common stock, of which 255,750 were granted at an exercise price below fair market value, 145,300 were granted at an exercise price equal to fair market value and 1,558,245 were granted at an exercise price above fair market value.

              Options Granted for the Year Ended December 31, 2000

                               Market Price                Weighted Average
              Weighted Average  of Stock on   Fair Value      Remaining
    Shares     Exercise Price   Grant Date    of Options      Life (year)
    ------    ---------------- ------------- ------------- ----------------
     255,750      $20.00       $      37.87  $       35.73       9.1
      41,450       44.02              43.063         39.53       9.1
      37,300       45.938             45.938         42.14       9.2
      56,100       51.75              51.75          47.43       9.3
      51,900       44.625             44.625         40.86       9.3
   1,209,650       44.02              30.375         27.31       9.4
      66,170       44.02              40.313         36.76       9.4
      74,135       44.02              43.063         39.39       9.6
      56,440       44.02              35.25          31.88       9.7
      48,350       44.02              35.00          31.66       9.8
      62,050       44.02              19.00          16.53       9.8
   ---------
   1,959,295      $41.16       $19.00-$51.75 $16.53-$47.43       9.4
   =========

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the provisions of Accounting Principle Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss would have been $26,433 for the year ended December 31, 2000. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan for the years ended December 31, 1998 and 1999, the Company's pro forma net loss would have been the same as their respective reported balances disclosed in the financial statements for such periods.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the year ended December 31, 1999 and 2000: volatility factor of 100%, weighted average expected life of 10 years, weighted-average risk free interest rate of 6%, and no dividend yield. The weighted average fair value of grants made during the year ended December 31, 1999 and 2000 was $20.52 and $30.56, respectively.

   The shares under the plan were exchanged for shares under the Company's parent, TeleCorp PCS's plan as a result of the Merger consummated on November 13, 2000.

17. Income Taxes

   There was no provision for income tax for the years ended December 31, 1998, 1999 and 2000, respectively. The tax effect of temporary differences which gives rise to significant portions of the deferred tax assets as of December 31, 1999 and 2000, respectively, are as follows:

                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
   Deferred tax assets:
     Capitalized start-up costs........................... $  13,517  $  10,138
     Net operating loss carryforward......................    92,579    208,007
     Original issue discount..............................    11,461     27,172
     Other................................................     1,402      1,402
                                                           ---------  ---------
       Total gross deferred tax assets....................   118,959    264,719
       Less: valuation allowance..........................  (104,779)  (169,679)
                                                           ---------  ---------
       Net deferred tax asset.............................    14,180     77,040
                                                           ---------  ---------
   Deferred tax liabilities:
     Depreciation and amortization........................   (14,180)   (77,040)
                                                           ---------  ---------
       Total gross deferred tax liabilities...............   (14,180)   (77,040)
                                                           ---------  ---------
   Net deferred tax asset (liability)..................... $      --  $      --
                                                           =========  =========

   For federal income tax purposes, start-up costs are being amortized over five years starting January 1, 1999 when active business operations commenced. As of December 31, 2000, the Company had approximately $547,388 of net operating losses. The net operating losses will begin to expire in 2012. There may be a limitation on the annual utilization of net operating losses and capitalized start-up costs as a result of certain ownership changes that have occurred since the Company's inception. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the Company's financial results, management has concluded that a full valuation allowance for all of the Company's deferred tax assets is appropriate.

   A reconciliation between income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:

                                                             December 31,
                                                            ------------------
                                                            1998   1999   2000
                                                            ----   ----   ----
     Federal tax benefit at statutory rates................ (34%)  (34%)  (34%)
     State tax benefit.....................................  (4%)   (4%)   (4%)
     Stock based compensation..............................  --      4%   114%
     Change in valuation allowance.........................  38%    34%   (76%)
                                                            ---    ---    ---
                                                              0%     0%     0%
                                                            ===    ===    ===

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

18. Commitments

   In May 1998, the Company entered into a vendor procurement contract (the Vendor Procurement Contract) with Lucent, pursuant to which the Company may purchase up to $285,000 of radio, switching and related equipment and services for the development of the Company's wireless communications network. At December 31, 1999 and 2000, the Company has purchased approximately $294,500 and $357,800, respectively, of equipment and services from Lucent since the inception of the Vendor Procurement Contract.

   The Company has entered into letters of credit to facilitate local business activities. The Company is liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was $1,576 and $2,401 at December 31, 1999 and 2000, respectively. The outstanding letters of credit reduce the amount available to be drawn under the Senior Credit Facility (see Note 8). The Company is unaware of any events that would have resulted in nonperformance of a contract during the years ended December 31, 1999 and 2000.

   The Company has minimum purchase commitments of 15 million roaming minutes from July 1999 to January 2002 from another wireless provider in Puerto Rico relating to customers roaming outside our coverage area. The Company believes it will be able to meet this minimum requirement.

   Additionally, the Company has an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

   The Company has operating leases primarily related to retail store locations, distribution outlets, office space, and rent for the Company's wireless network. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of December 31, 2000, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:

     For the Year Ended December 31,
       2001........................................................... $ 28,514
       2002...........................................................   27,727
       2003...........................................................   25,424
       2004...........................................................   21,136
       2005...........................................................   14,186
       Thereafter.....................................................   38,246
                                                                       --------
         Total........................................................ $155,233
                                                                       ========

   Rental expense was approximately $3,193, $13,792 and $24,243 for the years ended December 31, 1998, 1999 and 2000, respectively.

19. Related Parties

   The Company receives roaming revenue and recognizes roaming expense pursuant to an agreement with Tritel. From the effective date of the Company's merger with Tritel, November 13, 2000, to December 31, 2000 roaming revenues and expenses were $414 and $615, respectively. Intercompany roaming revenues and

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

expenses between the Company and Tritel are eliminated in the consolidated financial statements of TeleCorp PCS. Additionally, the Company recognized $198 in cost of revenue related to intercompany amortization charges from TeleCorp PCS to the Company. These charges represent the Company's allocation of amortization of the AT&T operating agreements received in the AT&T Contribution and Exchange transaction. In the consolidated financial statements of TeleCorp PCS, intercompany cost of revenue charges are eliminated and are shown as depreciation and amortization.

   The Executive Vice President and Chief Financial Officer serves as a consultant to ML Strategies, a division of the law firm, Mintz, Levin, Cohn, Ferris, Glovksy, and Popeo, PC (the Firm). This agreement was terminated as of December 31, 2000. The Firm also provides services for the Company. During the years ended December 31, 1999 and 2000, the Company incurred $506 and $4,345, respectively for services performed by the Firm and there was $419 owed to the firm at December 31, 2000.

   Pursuant to a Management Agreement, TeleCorp Management Corp. (TMC) provides assistance to the Company in the form of administrative, operational, marketing, regulatory and general business services. For these services, beginning in July 1998, the Company pays a management fee to TMC of $550 per year plus reimbursement of certain business expenses, payable in equal monthly installments, plus an annual bonus. The management agreement has a five-year term, but may be terminated by the Company upon the occurrence of certain defined events. TMC may terminate the agreement at any time with proper notice. The Officers of TMC own all of the ownership interest in TMC. For the years ended December 31, 1999 and 2000, the Company paid approximately $1,665 and $1,104 respectively, to TMC for these services.

   The Company has entered into a Master Site Lease Agreement with American Towers, Inc., a company partially owned by certain stockholders of the Company. Under this arrangement American Towers provides network site leases for PCS deployment. The Company has incurred $77 and $937 in expenses for the years ended December 31, 1999 and 2000, respectively.

20.  Subsidiary Guarantee

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc. (TCI), one of the Company's wholly-owned subsidiaries. On July 14, 2000, the Company completed the issuance and sale of the 10 5/8% Subordinated Notes. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by TCI.

   Consolidating financial statements of Telecorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiaries of TCI, and the non-guarantor subsidiaries of TeleCorp Wireless, Inc. as of December 31, 1999 and 2000 have been included on the following pages.

   Certain amounts in the 1999 consolidating financial statements have been reclassified to conform with the presentations of the consolidating financial statements as of December 31, 2000. These reclassifications are eliminated upon consolidation and do not impact the Company's consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)


Consolidating Balance Sheet as of December 31, 1999:

                                        TeleCorp Communications, Inc.            TeleCorp Wireless, Inc.
                                     ------------------------------------ ---------------------------------------
                          TeleCorp                  Non-                      Non-
                          Wireless,  Guarantor   Guarantor                 Guarantor
                            Inc.     Subsidiary Subsidiaries Consolidated Subsidiaries Eliminations  Consolidated
                          ---------  ---------- ------------ ------------ ------------ ------------  ------------
         ASSETS
Current assets:
 Cash and cash
  equivalents...........  $ 182,330   $    --     $    --      $    --      $    --     $     --      $ 182,330
 Accounts receivable,
  net...................        --      23,581         --        23,581          --           --         23,581
 Inventory..............        --      15,802         --        15,802          --           --         15,802
 Prepaid expenses and
  other current assets..        --       1,608       2,220        3,828          --           --          3,828
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total current assets..    182,330     40,991       2,220       43,211          --           --        225,541
Property and equipment,
 net....................        --     182,235     218,215      400,450          --           --        400,450
PCS licenses and
 microwave relocation
 costs, net.............        --         --          --           --       267,682          --        267,682
Intangible assets--AT&T
 agreements, net........     37,908        --          --           --           --           --         37,908
Deferred financing
 costs, net.............     19,577        --          --           --           --           --         19,577
Other assets............        --       1,044         --         1,044          --           --          1,044
Investment in
 subsidiaries...........    556,128        --          --           --           --      (556,128)          --
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total assets..........   $795,943   $224,270    $220,435     $444,705     $267,682    $(556,128)    $ 952,202
                          =========   ========    ========     ========     ========    =========     =========
LIABILITIES, MANDATORILY REDEEMABLE
 PREFERRED STOCK AND STOCKHOLDERS'
          EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.......  $     --    $ 12,318    $ 26,585     $ 38,903     $    --     $     --      $  38,903
 Accrued expenses and
  other.................        --      48,960       3,017       51,977          --           --         51,977
 Microwave relocation
  obligation, current
  portion...............        --         --          --           --        36,122          --         36,122
 Long-term debt, current
  portion...............        --         --          --           --         1,361          --          1,361
 Accrued interest.......        521        --          --           --           866          --          1,387
 Deferred revenue.......        --       1,709         --         1,709          --                       1,709
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total current
   liabilities..........        521     62,987      29,602       92,589       38,349          --        131,459
Long-term debt..........    622,795        --          --           --        16,415          --        639,210
Microwave relocation
 obligation.............        --         --          --           --         2,365          --          2,365
Accrued expenses and
 other..................        --         --        6,541        6,541          --           --          6,541
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total liabilities.....    623,316     62,987      36,143       99,130       57,129          --        779,575
                          ---------   --------    --------     --------     --------    ---------     ---------
Mandatorily redeemable
 preferred stock........    360,182        --          --           --           --           --        360,182
Preferred stock
 subscriptions
 receivable.............    (97,001)       --          --           --           --           --        (97,001)
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total mandatorily
   redeemable preferred
   stock, net...........    263,181        --          --           --           --           --        263,181
                          ---------   --------    --------     --------     --------    ---------     ---------
Commitments and
 contingencies
Stockholders' equity
 (deficit):
 Series F preferred
  stock.................        149        --          --           --           --           --            149
 Common stock...........        856        --          --           --           --           --            856
 Additional paid-in
  capital...............    267,442    161,283     184,292      345,575      210,553     (556,128)      267,442
 Deferred compensation..    (42,811)       --          --           --           --           --        (42,811)
 Common stock
  subscriptions
  receivable............       (191)       --          --           --           --           --           (191)
 Accumulated deficit....   (315,999)       --          --           --           --           --       (315,999)
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total stockholders'
   equity (deficit).....    (90,554)   161,283     184,292      345,575      210,553     (556,128)      (90,554)
                          ---------   --------    --------     --------     --------    ---------     ---------
  Total liabilities,
   mandatorily
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............  $ 795,943   $224,270    $220,435     $444,705     $267,682    $(556,128)    $ 952,202
                          =========   ========    ========     ========     ========    =========     =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

Consolidating Balance Sheet as of December 31, 2000

                                         TeleCorp Communications, Inc.            TeleCorp Wireless, Inc.
                                      ------------------------------------ ---------------------------------------
                           TeleCorp                  Non-                      Non-
                          Wireless,   Guarantor   Guarantor                 Guarantor
                             Inc.     Subsidiary Subsidiaries Consolidated Subsidiaries Eliminations  Consolidated
                          ----------  ---------- ------------ ------------ ------------ ------------  ------------
         ASSETS
Current assets:
 Cash and cash
  equivalents...........  $  228,758   $    --      $  --       $    --      $    --    $       --     $  228,758
 Short-term
  investments...........      34,189        --         --            --           --            --         34,189
 Accounts receivable,
  net...................         --      44,792        --         44,792          --            --         44,792
 Inventory..............         --      23,680        --         23,680          --            --         23,680
 Prepaid expenses and
  other current assets..         111      5,992      2,921         8,913          --            --          9,024
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total current assets..     263,058     74,464      2,921        77,385          --            --        340,443
Property and equipment,
 net....................         --     655,218        --        655,218          --            --        655,218
PCS licenses and
 microwave relocation
 costs, net.............         --         --         --            --       668,472           --        668,472
Intangible assets--AT&T
 agreements, net........     174,775        --         --            --           --            --        174,775
Deferred financing
 costs, net.............      32,877        --         --            --           --            --         32,877
Other assets............         478         45        938           983        3,511           --          4,972
Investments in
 subsidiaries...........   1,092,175      1,320     (1,320)          --           --     (1,092,175)          --
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total assets..........  $1,563,363   $731,047     $2,539      $733,586     $671,983   $(1,092,175)   $1,876,757
                          ==========   ========     ======      ========     ========   ===========    ==========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
       (DEFICIT)
Current liabilities:
 Accounts payable.......  $      --    $ 45,819     $  --       $ 45,819     $    --    $       --     $   45,819
 Accrued expenses and
  other.................         --     150,230        --        150,230          --            --        150,230
 Microwave relocation
  obligation, current
  portion...............         --         --         --            --        21,232           --         21,232
 Long-term debt, current
  portion...............         --         --         --            --         1,459           --          1,459
 Accrued interest.......      24,505        310        --            310          986           --         25,801
 Deferred revenue.......         --       1,203        485         1,688          --            --          1,688
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total current
   liabilities..........      24,505    197,562        485       198,047       23,677           --        246,229
Long-term debt..........   1,219,014        --         --            --        69,614           --      1,288,628
Microwave relocation
 obligation.............         --         --         --            --        15,736           --         15,736
Accrued expenses and
 other..................         --         --       1,930         1,930        4,390           --          6,320
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total liabilities.....   1,243,519    197,562      2,415       199,977      113,417           --      1,556,913
                          ----------   --------     ------      --------     --------   -----------    ----------
Commitments and
 contingencies
Stockholders' equity
 (deficit):
 Additional paid-in
  capital, net..........     676,117    532,165      1,444       533,609      558,566    (1,092,175)      676,117
 Deferred compensation..     (24,445)       --         --            --           --            --        (24,445)
 Accumulated other
  comprehensive income..         958        --         --            --           --            --            958
 (Accumulated deficit)
  retained earnings.....    (332,786)     1,320     (1,320)          --           --            --       (332,786)
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total stockholders'
   equity (deficit).....     319,844    533,485        124       533,609      558,566    (1,092,175)      319,844
                          ----------   --------     ------      --------     --------   -----------    ----------
  Total liabilities and
   stockholders'
   equity...............  $1,563,363   $731,047     $2,539      $733,586     $671,983   $(1,092,175)   $1,876,757
                          ==========   ========     ======      ========     ========   ===========    ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the year ended December 31, 1998:

                                              TeleCorp Communications, Inc.                    TeleCorp Wireless, Inc.
                                    -------------------------------------------------- ---------------------------------------
                        TeleCorp    Guarantor  Non-Guarantor                           Non-Guarantor
                     Wireless, Inc. Subsidiary Subsidiaries  Eliminations Consolidated Subsidiaries  Eliminations Consolidated
                     -------------- ---------- ------------- ------------ ------------ ------------- ------------ ------------
Revenue:
  Service...........    $    --      $    --      $  --        $   --       $    --        $--         $    --     $     --
  Roaming...........         --            29        --            --             29        --              --            29
  Equipment.........         --           --         --            --            --         --              --           --
  Intercompany......         803          --       3,432        (3,432)          --         927          (1,730)         --
                        --------     --------     ------       -------      --------       ----        --------    ---------
    Total revenue...         803           29      3,432        (3,432)           29        927          (1,730)          29
                        --------     --------     ------       -------      --------       ----        --------    ---------
Operating expenses:
  Cost of revenue...         --         5,162        --         (3,432)        1,730        --           (1,730)         --
  Operations and
   development......         --         6,579      3,193           --          9,772        --              --         9,772
  Selling and
   marketing........         --         6,325        --            --          6,325        --              --         6,325
  General and
   administrative...         --        26,239        --            --         26,239        --              --        26,239
  Depreciation and
   amortization.....         803          542        239           --            781        --              --         1,584
                        --------     --------     ------       -------      --------       ----        --------    ---------
    Total operating
     expenses.......         803       44,847      3,432        (3,432)       44,847        --           (1,730)      43,920
                        --------     --------     ------       -------      --------       ----        --------    ---------
    Operating income
     (loss).........         --       (44,818)       --            --        (44,818)       927             --       (43,891)
Other (income)
 expense:
  Interest expense..      11,007        6,337        --            --          6,337        927          (6,337)      11,934
  Interest income
   and other........     (11,007)         --         --            --            --         --            6,337       (4,670)
  Equity in net loss
   of subsidiaries..     (51,155)         --         --            --            --         --           51,155          --
                        --------     --------     ------       -------      --------       ----        --------    ---------
    Net loss........    $(51,155)    $(51,155)    $  --        $   --       $(51,155)      $--         $ 51,155    $ (51,155)
                        ========     ========     ======       =======      ========       ====        ========    =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

Consolidating Statement of Operations for the year ended December 31, 1999:

                                           TeleCorp Communications, Inc.                   TeleCorp Wireless, Inc.
                                 -------------------------------------------------- --------------------------------------
                      TeleCorp                   Non-                                   Non-
                      Wireless,  Guarantor    Guarantor                              Guarantor
                        Inc.     Subsidiary  Subsidiaries Eliminations Consolidated Subsidiaries Eliminations Consolidated
                      ---------  ----------  ------------ ------------ ------------ ------------ ------------ ------------
Revenue:
 Service............  $     --   $  41,319     $   --       $    --     $  41,319      $  --       $    --     $  41,319
 Roaming............        --      29,010         --            --        29,010         --            --        29,010
 Equipment..........        --      17,353         --            --        17,353         --            --        17,353
 Intercompany.......     37,475        --       39,538       (39,538)         --        4,775       (42,250)         --
                      ---------  ---------     -------      --------    ---------      ------      --------    ---------
  Total revenue.....     37,475     87,682      39,538       (39,538)      87,682       4,775       (42,250)      87,682
                      ---------  ---------     -------      --------    ---------      ------      --------    ---------
Operating expenses:
 Cost of revenue....      1,472     89,230         --        (39,538)      49,692         --        (11,905)      39,259
 Operations and
  development.......        937     22,187      13,792           --        35,979         --           (937)      35,979
 Selling and
  marketing.........     29,408     71,180         --            --        71,180         --        (29,408)      71,180
 General and
  administrative....        --      92,585         --            --        92,585         --            --        92,585
 Depreciation and
  amortization......      5,658     20,897      25,746           --        46,643       2,809           --        55,110
                      ---------  ---------     -------      --------    ---------      ------      --------    ---------
  Total operating
   expenses.........     37,475    296,079      39,538       (39,538)     296,079       2,809       (42,250)     294,113
                      ---------  ---------     -------      --------    ---------      ------      --------    ---------
  Operating income
   (loss)...........        --    (208,397)        --            --      (208,397)      1,966           --      (206,431)
Other (income)
 expense:
 Interest expense...     49,347     42,599         --            --        42,599       1,966       (42,599)      51,313
 Interest income and
  other.............    (49,347)       --          --            --           --          --         42,599       (6,748)
 Equity in net loss
  of subsidiaries...   (250,996)       --          --            --           --          --        250,996          --
                      ---------  ---------     -------      --------    ---------      ------      --------    ---------
  Net loss..........  $(250,996) $(250,996)    $   --       $    --     $(250,996)     $  --       $250,996    $(250,996)
                      =========  =========     =======      ========    =========      ======      ========    =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

Consolidating Statement of Operations for the year ended December 31, 2000:

                                            TeleCorp Communications, Inc.                   TeleCorp Wireless, Inc.
                                  -------------------------------------------------- --------------------------------------
                       TeleCorp                   Non-                                   Non-
                       Wireless,  Guarantor    Guarantor                              Guarantor
                         Inc.     Subsidiary  Subsidiaries Eliminations Consolidated Subsidiaries Eliminations Consolidated
                       ---------  ----------  ------------ ------------ ------------ ------------ ------------ ------------
Revenue:
 Service.............  $    --    $ 217,972     $ 1,320      $    --     $ 219,292      $  --       $    --     $ 219,292
 Roaming.............       --       62,956         --            --        62,956         --            --        62,956
 Equipment...........       --       33,802         --            --        33,802         --            --        33,802
 Intercompany........     9,437         --       19,063       (19,063)         --        8,478       (17,915)         --
                       --------   ---------     -------      --------    ---------      ------      --------    ---------
  Total revenue......     9,437     314,730      20,383       (19,063)     316,050       8,478       (17,915)     316,050
                       --------   ---------     -------      --------    ---------      ------      --------    ---------
Operating expenses:
 Cost of revenue.....       --      135,213         --        (19,063)     116,150         --        (17,915)      98,235
 Operations and
  development........       --       35,600      19,063           --        54,663         --            --        54,663
 Selling and
  marketing..........       --      169,662         --            --       169,662         --            --       169,662
 General and
  administrative.....       --      140,988         --            --       140,988         --            --       140,988
 Depreciation and
  amortization.......     9,437     104,531         --            --       104,531       5,782           --       119,750
                       --------   ---------     -------      --------    ---------      ------      --------    ---------
  Total operating
   expenses..........     9,437     585,994      19,063       (19,063)     585,994       5,782       (17,915)     583,298
  Operating income
   (loss)............       --     (271,264)      1,320           --      (269,944)      2,696           --      (267,248)
Other (income)
 expense:
 Interest expense....    94,372      77,808         --            --        77,808       2,696       (77,808)      97,068
 Interest income and
  other..............   (94,372)       (209)        --            --          (209)        --         77,808      (16,773)
 Gain on disposal of
  New England
  market.............       --     (330,756)        --            --      (330,756)        --            --      (330,756)
 Equity in net loss
  of subsidiaries....   (16,787)        --          --            --           --          --         16,787          --
                       --------   ---------     -------      --------    ---------      ------      --------    ---------
  Net (loss) income..  $(16,787)  $ (18,107)    $ 1,320      $    --     $ (16,787)     $  --       $ 16,787    $ (16,787)
                       ========   =========     =======      ========    =========      ======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Cash Flows for the year ended December 31, 1998:

                                             TeleCorp Communications, Inc.              TeleCorp Wireless, Inc.
                                         -------------------------------------- ---------------------------------------
                             TeleCorp    Guarantor   Non-Guarantor              Non-Guarantor
                          Wireless, Inc. Subsidiary  Subsidiaries  Consolidated Subsidiaries  Eliminations Consolidated
                          -------------- ----------  ------------- ------------ ------------- ------------ ------------
Cash flows from
operating activities:
Net loss................    $ (51,155)   $ (51,155)    $    --      $ (51,155)     $   --       $ 51,155    $ (51,155)
Adjustments to reconcile
net loss to net cash
(used in) provided by
operating activities:
 Equity in net loss of
 subsidiaries...........       51,155    $     --      $    --      $     --       $   --        (51,155)         --
 Depreciation and
 amortization...........          803          542          239           781          --            --         1,584
 Noncash compensation
 expense related to
 stock option grants and
 restricted stock
 awards.................          --             2          --              2          --            --             2
 Noncash interest
 expense................          963          --           --            --           219           --         1,182
 Noncash general and
 administrative change
 by affiliate...........          --           197          --            197          --            --           197
Changes in cash flow
from operations
resulting from changes
in assets and
liabilities:
 Inventory..............          --          (778)         --           (778)         --            --          (778)
 Intercompany
 receivables............     (166,015)         --           --            --           --        166,015          --
 Prepaid expenses and
 other current assets...          --        (2,035)      (1,296)       (3,331)         --            --        (3,331)
 Other assets...........          --           --        (1,184)       (1,184)         --            --        (1,184)
 Accounts payable.......          --           --        11,586        11,586          --            --        11,586
 Accrued expenses.......          --         4,115        5,030         9,145          --            --         9,145
 Accrued interest.......        1,434          612          --            612          --            --         2,046
 Intercompany payables..          --        98,196       43,698       141,894       24,121      (166,015)         --
                            ---------    ---------     --------     ---------      -------      --------    ---------
 Net cash (used in)
 provided by operating
 activities.............     (162,815)      49,696       58,073       107,769       24,340           --       (30,706)
                            ---------    ---------     --------     ---------      -------      --------    ---------
Cash flows from
investing activities:
 Expenditures for
 network under
 development, wireless
 network and property
 and equipment..........          --       (49,469)     (58,073)     (107,542)         --            --      (107,542)
 Capitalized interest on
 network under
 development and
 wireless network.......          --          (227)         --           (227)         --            --          (227)
 Expenditures for
 microwave relocation...          --           --           --            --        (3,340)          --        (3,340)
 Purchase of PCS
 licenses...............          --           --           --            --       (21,000)          --       (21,000)
                            ---------    ---------     --------     ---------      -------      --------    ---------
 Net cash used in
 investing activities...          --       (49,696)     (58,073)     (107,769)     (24,340)          --      (132,109)
                            ---------    ---------     --------     ---------      -------      --------    ---------
Cash flows from
financing activities:
 Proceeds from sale of
 mandatorily redeemable
 preferred stock........       26,661          --           --            --           --            --        26,661
 Direct issuance costs
 from sale of
 mandatorily redeemable
 preferred stock........       (1,027)         --           --            --           --            --        (1,027)
 Proceeds from sale of
 common stock and series
 F preferred stock......           38          --           --            --           --            --            38
 Proceeds from long-term
 debt...................      257,492          --           --            --           --            --       257,492
 Payments of deferred
 financing costs........       (9,110)         --           --            --           --            --        (9,110)
 Payments on long-term
 debt...................       (2,073)         --           --            --           --            --        (2,073)
                            ---------    ---------     --------     ---------      -------      --------    ---------
 Net cash provided by
 financing activities...      271,981          --           --            --           --            --       271,981
                            ---------    ---------     --------     ---------      -------      --------    ---------
Net increase in cash and
cash equivalents........      109,166          --           --            --           --            --       109,166
Cash and cash
equivalents at the
beginning of period.....        2,567          --           --            --           --            --         2,567
                            ---------    ---------     --------     ---------      -------      --------    ---------
Cash and cash
equivalents at the end
of period...............    $ 111,733    $     --      $    --      $     --       $   --       $    --     $ 111,733
                            =========    =========     ========     =========      =======      ========    =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

Consolidating Statement of Cash Flows for the year ended December 31, 1999:

                                        TeleCorp Communications, Inc.             TeleCorp Wireless, Inc.
                                     ------------------------------------- --------------------------------------
                          TeleCorp                   Non-                      Non-
                          Wireless,  Guarantor    Guarantor                 Guarantor
                            Inc.     Subsidiary  Subsidiaries Consolidated Subsidiaries Eliminations Consolidated
                          ---------  ----------  ------------ ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
Net loss................  $(250,996) $(250,996)   $     --     $(250,996)   $     --     $ 250,996    $(250,996)
Adjustment to reconcile
 net loss to net cash
 (used in) provided by
 operating activities:
 Equity in net loss of
  subsidiaries..........    250,996        --           --           --           --      (250,996)         --
 Depreciation and
  amortization..........      5,658     20,897       25,746       46,643        2,809          --        55,110
 Non-cash compensation
  expense related to
  stock option grants
  and restricted stock
  awards................        --      31,817          --        31,817          --           --        31,817
 Non-cash interest
  expense...............     32,325        --           --           --           393          --        32,718
 Bad debt expense.......        --       2,962          --         2,962          --           --         2,962
Changes in cash flow
 from operations
 resulting from changes
 in assets and
 liabilities:
 Accounts receivable....        --     (23,581)         --       (23,581)         --           --       (23,581)
 Inventory..............        --     (15,024)         --       (15,024)         --           --       (15,024)
 Intercompany
  receivables...........   (586,801)       --           --           --           --       586,801          --
 Prepaid expenses and
  other current assets..        --         427         (851)        (424)         --           --          (424)
 Other assets...........        --      (1,406)         283       (1,123)         --           --        (1,123)
 Accounts payable.......        --      11,163       13,645       24,808          --           --        24,808
 Accrued expenses.......        --       8,202        9,629       17,831          --           --        17,831
 Accrued interest.......     (2,194)       --           --           --          (910)         --        (3,104)
 Deferred revenue.......        --       1,709          --         1,709          --           --         1,709
 Intercompany payables..        --     354,967      114,234      469,201      117,600     (586,801)         --
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
  Net cash (used in)
   provided by operating
   activities...........   (551,012)   141,137      162,686      303,823      119,892          --      (127,297)
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from
 investing activities:
 Expenditures for
  network under
  development, wireless
  network and property
  and equipment.........        --    (135,820)    (162,686)    (298,506)         --           --      (298,506)
 Capitalized interest on
  network under
  development and PCS
  licenses..............        --      (5,317)         --        (5,317)         --           --        (5,317)
 Expenditures for
  microwave relocation..        --         --           --           --        (5,654)         --        (5,654)
 Purchase of PCS
  licenses..............        --         --           --           --      (114,238)         --      (114,238)
 Purchase of
  intangibles-AT&T
  agreements............    (17,310)       --           --           --           --           --       (17,310)
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
  Net cash used in
   investing
   activities...........    (17,310)  (141,137)    (162,686)    (303,823)    (119,892)         --      (441,025)
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from
 financing activities:
 Proceeds from sale of
  mandatorily redeemable
  preferred stock.......     70,323        --           --           --           --           --        70,323
 Receipt of preferred
  stock subscription
  receivable............      9,414        --           --           --           --           --         9,414
 Direct issuance costs
  from sale of
  mandatorily redeemable
  preferred stock.......     (2,500)       --           --           --           --           --        (2,500)
 Proceeds from sale of
  common stock and
  series F preferred
  stock.................     21,724        --           --           --           --           --        21,724
 Proceeds from long-term
  debt..................    407,635        --           --           --           --           --       407,635
 Payments of deferred
  financing costs.......    (12,742)       --           --           --           --           --       (12,742)
 Payments on long-term
  debt..................    (50,451)       --           --           --           --           --       (50,451)
 Costs associated with
  initial public
  offering..............     (1,801)       --           --           --           --           --        (1,801)
 Proceeds associated
  with initial public
  offering..............    197,317        --           --           --           --           --       197,317
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
  Net cash provided by
   financing
   activities...........    638,919        --           --           --           --           --       638,919
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
Net increase in cash and
 cash equivalents.......     70,597        --           --           --           --           --        70,597
Cash and cash
 equivalents at the
 beginning of period....    111,733        --           --           --           --           --       111,733
                          ---------  ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash
 equivalents at the end
 of period..............  $ 182,330  $     --     $     --     $     --     $     --     $     --     $ 182,330
                          =========  =========    =========    =========    =========    =========    =========

                            TELECORP WIRELESS, INC.

                    ($ in thousands except per share data)

Consolidating Statement of Cash Flows for the year ended December 31, 2000

                                        TeleCorp Communications, Inc.             TeleCorp Wireless, Inc.
                                     ------------------------------------- --------------------------------------
                          TeleCorp                   Non-                      Non-
                          Wireless,  Guarantor    Guarantor                 Guarantor
                            Inc.     Subsidiary  subsidiaries Consolidated Subsidiaries Eliminations Consolidated
                          ---------  ----------  ------------ ------------ ------------ ------------ ------------
Cash flows from
operating activities:
 Net loss...............  $ (16,787) $ (18,107)     $1,320     $ (16,787)    $   --      $  16,787    $  (16,787)
 Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
 Non-cash gain on
 disposal of New England
 assets.................        --    (330,756)        --       (330,756)        --            --       (330,756)
 Equity in net loss of
 subsidiaries...........     16,787        --          --            --          --        (16,787)          --
 Depreciation and
 amortization...........      9,437    104,531         --        104,531       5,782           --        119,750
 Non-cash compensation
 expense related to
 stock option grants and
 restricted stock
 awards.................        --      34,820         --         34,820         --            --         34,820
 Non-cash interest
 expense................     49,562        --          --            --          --            --         49,562
 Bad debt expense.......        --      12,089         --         12,089         --            --         12,089
 Changes in cash flow
 from operations
 resulting from changes
 in assets and
 liabilities:
 Accounts receivable....        --     (21,211)        --        (21,211)        --            --        (21,211)
 Inventory..............        --      (7,878)        --         (7,878)        --            --         (7,878)
 Intercompany
 receivables............   (617,550)       --          --            --          --        617,550           --
 Prepaid expenses and
 other current assets...       (111)    (4,384)       (701)       (5,085)        --            --         (5,196)
 Other assets...........       (479)       999        (938)           61      (3,510)          --         (3,928)
 Accounts payable.......        --       6,916         --          6,916         --            --          6,916
 Accrued expenses.......        --      20,968         --         20,968         --            --         20,968
 Accrued interest.......     23,985        310         --            310         119           --         24,414
 Deferred revenue.......        --        (506)        485           (21)        --            --            (21)
 Intercompany payables..        --     464,588        (166)      464,422     153,128      (617,550)          --
                          ---------  ---------      ------     ---------     -------     ---------    ----------
  Net cash (used in)
  provided by operating
  activities............   (535,156)   262,379         --        262,379     155,519           --       (117,258)
                          ---------  ---------      ------     ---------     -------     ---------    ----------
Cash flows from
investing activities:
 Expenditures for
 property and
 equipment..............        --    (338,101)        --       (338,101)        --            --       (338,101)
 Expenditures for
 property and
 equipment--Black Label
 Wireless, Inc..........        --         --          --            --      (27,206)          --        (27,206)
 Purchase of short-term
 investments............   (134,663)       --          --            --          --            --       (134,663)
 Proceeds from the sale
 of short-term
 investments............    102,778        --          --            --          --            --        102,778
 Capitalized interest on
 network under
 development............        --      (5,208)        --         (5,208)        --            --         (5,208)
 Proceeds from the sale
 of property and
 equipment..............        --         930         --            930         --            --            930
 Expenditures for
 microwave relocation...        --         --          --            --       (6,018)          --         (6,018)
 Purchase of PCS
 licenses...............        --         --          --            --      (66,771)          --        (66,771)
 Expenditures for
 acquisition of
 licenses--Black Label
 Wireless, Inc..........        --         --          --            --      (36,803)          --        (36,803)
 FCC deposit............        --         --          --            --      (12,368)          --        (12,368)
 Partial refund of
 deposit on PCS
 licenses...............        --         --          --            --        9,607           --          9,607

                            TELECORP WIRELESS, INC.

                    ($ in thousands except per share data)

Consolidating Statement of Cash Flows for the year ended December 31, 2000

                                        TeleCorp Communications, Inc.             TeleCorp Wireless, Inc.
                                     ------------------------------------- --------------------------------------
                          TeleCorp                   Non-                      Non-
                          Wireless,  Guarantor    Guarantor                 Guarantor
                            Inc.     Subsidiary  subsidiaries Consolidated Subsidiaries Eliminations Consolidated
                          ---------  ----------  ------------ ------------ ------------ ------------ ------------
 Payment of Tritel
 acquisition costs......       --          --         --             --       (13,330)       --         (13,330)
                          --------   ---------       ----      ---------     --------       ----      ---------
  Net cash used in
  investing activities..   (31,885)   (342,379)       --        (342,379)    (152,889)       --        (527,153)
                          --------   ---------       ----      ---------     --------       ----      ---------
Cash flows from
financing activities:
 Receipt of preferred
 and common stock
 subscription
 receivable.............    37,650         --         --             --           --         --          37,650
 Proceeds from sale of
 common stock and series
 F preferred stock......    41,869         --         --             --           --         --          41,869
 Proceeds from long-term
 debt...................   550,000         --         --             --           --         --         550,000
 Proceeds from exchange
 transaction with AT&T
 Wireless...............       --       80,000        --          80,000          --         --          80,000
 Payments on long term
 debt...................       --          --         --             --        (1,366)       --          (1,366)
 Payments of deferred
 financing costs........   (16,050)        --         --             --           --         --         (16,050)
 Proceeds from long-term
 debt--Black Label
 Wireless, Inc. ........       --          --         --             --        63,978        --          63,978
 Payment on Black Label
 long-term debt.........       --          --         --             --       (65,242)       --         (65,242)
                          --------   ---------       ----      ---------     --------       ----      ---------
  Net cash provided by
  (used in) financing
  activities............   613,469      80,000        --          80,000       (2,630)       --         690,839
                          --------   ---------       ----      ---------     --------       ----      ---------
Net increase in cash and
cash equivalents........    46,428         --         --             --           --         --          46,428
Cash and cash
equivalents at the
beginning of period.....   182,330         --         --             --           --         --         182,330
                          --------   ---------       ----      ---------     --------       ----      ---------
Cash and cash
equivalents at the end
of period...............  $228,758   $     --        $--       $     --      $    --        $--       $ 228,758
                          ========   =========       ====      =========     ========       ====      =========

                            TELECORP WIRELESS, INC.

                     ($ in thousands except per share data)

21. Subsequent Events

 PCS License Acquisition from Pegasus PCS Partners, L.L.C.

   On February 5, 2001, the Company purchased from Pegasus PCS Partners, L.L.C. a 15 MHz C Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000.

 Tower Sale-Lease-Back and Build-to-Suit Agreements

   On September 15, 2000 the Company entered into a purchase agreement to sell and transfer to SBA Communications Corporation (SBA) certain of its towers and related assets. On March 16, 2001, the Company completed the sale and transfer of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. At closing, the Company agreed to provide SBA with an additional 200 towers under a separate master design build-to-suit agreement.

   At closing, the Company also agreed to enter into a master lease agreement with SBA under which the Company agreed to pay monthly rent of $1.2 per tower for the continued use of the space that the Company occupied on the towers prior to the sale and $1.3 per tower for space obtained under the build-to-suit agreement. The initial term of the lease is for five years and the monthly rental amount is subject to certain escalation clauses after the initial term.

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
  2.l.1+++   Agreement and Plan of Reorganization and Contribution (included as
             Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
             February 28, 2000, by and between TeleCorp PCS, Tritel, Inc. and
             AT&T Wireless Services, Inc.


  2.1.2+++   Amendment No. 1 to the Agreement and Plan of Reorganization and
             Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
             Registration Statement), dated May 4, 2000, by and between
             TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+++   Amendment No. 2 to the Agreement and Plan of Reorganization and
             Contribution (included as Annex C to the joint proxy statement prospectus forming a part of the TeleCorp-Tritel Holding Company
             Registration Statement), dated June 12, 2000, by and between
             TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1.1. . . Amended and Restated Certificate of Incorporation of TeleCorp PCS,
             Inc. (renamed TeleCorp Wireless, Inc.).

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
  3.1.2. . . Certificate of Amendment of Certificate of Incorporation of
             TeleCorp PCS, Inc. changing the name of TeleCorp PCS, Inc. to
             TeleCorp Wireless, Inc.


  3.2.1++++  Certificate of Incorporation of TeleCorp Operating Company, Inc.


  3.2.2++++  Certificate of Amendment of the Certificate of Incorporation of
             TeleCorp Operating Company, Inc. changing the name of TeleCorp
             Operating Company, Inc. to TeleCorp Communications, Inc.


  3.3        By-Laws of TeleCorp Wireless, Inc.


  3.4++++    By-Laws of TeleCorp Communications, Inc.


  4.1***     Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
             Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
             Trustee.


  4.2++++    Indenture, dated as of April 23, 1999, by and between Bankers
             Trust Company, as Trustee, and TeleCorp PCS, Inc. relating to the
             11 5/8% Senior Subordinated Discount Notes.


 10.1. . Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS LLC, Cash Equity Investors, Management
             Stockholders, Other Stockholders and TeleCorp PCS, Inc.


 10.2+++     TeleCorp PCS, Inc. Voting Agreement, dated February 28, 2000.


 10.3+++     Side Letter Agreement regarding Milwaukee Option, dated February
             28, 2000, by and between AT&T Wireless Services, Inc. and TeleCorp
             PCS, Inc.


 10.4+++ Asset Exchange Agreement, dated as of February 28, 2000, by and among AT&T Wireless PCS, LLC, TeleCorp PCS, Inc., TeleCorp PCS,
             LLC, TeleCorp Holding Corp. Inc., TeleCorp Communications, Inc.,
             TeleCorp Equipment Leasing, L.P., and TeleCorp Realty, LLC.


 l0.5+++     Side Letter Agreement regarding Additional Mutual Rights and
             Obligations in Connection with the Asset Exchange Agreement and the Agreement and Plan of Reorganization and Contribution, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and
             TeleCorp PCS, Inc.


 10.6+++     Amended and Restated License Acquisition Agreement, dated as of
             May 3, 2000, by and among Polycell Communications, Inc., Clinton
             Communications, Inc. and ABC Wireless, LLC.


 10.7+++ License Acquisition Agreement, dated as of February 28, 2000, by and between ABC Wireless, LLC and AT&T Wireless PCS, LLC.


 10.8+++     Form of Intermediary Agreement, by and among AT&T Wireless PCS,
             LLC, TeleCorp PCS, Inc., TeleCorp PCS, LLC, TeleCorp Holding Corp.
             Inc., TeleCorp Communications, Inc., TeleCorp Equipment Leasing,
             LP., TeleCorp Realty, LLC and the Intermediary.


 10.9+++ Transition Services Agreement, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.10+++ Form of Assignment and Assumption Agreement, by and between Milwaukee PCS, LLC, Milwaukee Acquisition Subsidiary, Inc., and
             TeleCorp PCS, Inc.


 10.11+++ Agreement and Plan of Merger, dated February 27, 2000, by and among Milwaukee PCS LLC, Milwaukee Acquisition Subsidiary, Inc.,
             Kailas J. Rao, and Indus, Inc.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.12+++      Airadigm Letter of Intent, dated January 24, 2000.


 10.13.1++++   General Agreement for Purchase of PCS Systems and Services,
               dated as of May 12, 1998, by and between TeleCorp PCS, Inc. and
               Lucent Technologies Inc.


 10.13.2++++++ Amendment No. 1 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 20, 1998, by and between TeleCorp PCS Inc. and Lucent
               Technologies Inc.


 10.13.3++++++ Amendment No. 2 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of September 18, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.4++++++ Amendment No. 3 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 10, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.5++++++ Amendment No. 5 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of January
               27, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc. (the Amendment No. 5 to the General Agreement follows Amendment No. 3).


 10.13.6++++++ Amendment No. 6 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of August
               9, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.7++++++ Amendment No. 7 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               1999, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.13.8++++++ Amendment No. 8 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               2000, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.14++++     Securities Purchase Agreement, dated as of January 23, 1998, by and among TeleCorp PCS, Inc., AT&T Wireless PCS Inc., TWR
               Cellular, Inc. and certain Initial investors other than AT&T
               Wireless, TeleCorp Investors and Management Stockholders
               identified therein.


 10.15.1++++   Network Membership License Agreement, dated as of July 17, 1998, by and among AT&T Corp., including AT&T Wireless Services, Inc., and TeleCorp PCS, Inc.


 10.15.2++++   Amendment No. 1 to Network Membership License Agreement, dated
               March 30, 1999.


 10.15.3       Amendment No. 2 to Network Membership License Agreement, dated
               November 13, 2000.


 10.16.1++++   Management Agreement, dated as of July 17, 1998, by and between
               TeleCorp Management Corp. and TeleCorp PCS, Inc.


 10.16.2++++   Amendment No. 1 to the Management Agreement, dated as of May 25,
               1999, by and between TeleCorp Management Corp. and TeleCorp PCS,
               Inc.


 10.16.3*      Amendment No. 2 to the Management Agreement, dated as of October
               18, 1999, by and between TeleCorp Management Corp. and TeleCorp
               PCS, Inc.


 10.17 Management Agreement, dated as of November 13, 2000, by and between TeleCorp Management Corp., Inc. and TeleCorp PCS, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.18.1++++ Intercarrier Roamer Service Agreement, dated as of July 17, 1998, by and between AT&T Wireless Services, Inc. and TeleCorp PCS, Inc.


 10.18.2++++ Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
             May 25, 1999.


 10.19.1*    Roaming Administration Service Agreement, dated as of July 17,
             1998, by and between AT&T Wireless Services, Inc. and TeleCorp
             PCS, Inc.


 10.19.2     Amendment No. 1 to Roaming Administration Service Agreement, dated
             November 13, 2000, by and between AT&T Wireless Services, Inc. and
             TeleCorp PCS, Inc.


 10.20 Credit Agreement, dated as of July 17, 1998, as amended and restated as of October 2, 2000, by and among TeleCorp PCS, Inc., The Lenders Party Thereto, and The Chase Manhattan Bank, as
             Administrative Agent and Issuing Bank, TD Securities (USA) Inc., as Syndication Agent, and Bankers Trust Company, as Documentation
             Agent.


 10.21.1++++ Stock Purchase Agreement, dated as of March 22, 1999, by and among
             TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and certain Initial investors other than AT&T Wireless identified therein.


 10.21.2++++ Amendment No. 1 to Stock Purchase Agreement, dated as of March 30,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.3++++ Amendment No. 2 to Stock Purchase Agreement, dated as of April 6,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.4++++ Amendment No. 3 to Stock Purchase Agreement, dated as of May 14,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.21.5++++ Amendment No. 4 to Stock Purchase Agreement, dated as of July 15,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.22++++   Stock Purchase Agreement, dated as of March 1, 1999, by and among
             Viper Wireless, Inc., TeleCorp Holding Corp., Inc. and TeleCorp
             PCS, Inc.


 10.23++++   Puerto Rico Stock Purchase Agreement, dated as of March 30, 1999, by and among TeleCorp PCS, Inc., Puerto Rico Acquisition Corp. and certain Management Stockholders and Initial investors other than
             AT&T Wireless.


 10.24** Stock Purchase Agreement, dated as of October 18, 1999, by and among TeleCorp PCS, Inc., TeleCorp Holding Corp., Inc., Gerald T.
             Vento, Thomas H. Sullivan, OneLiberty Fund IV, L.P., Northwood
             Ventures LLC, and Northwood Capital Partners LLC.


 10.25++++   Asset Purchase Agreement, dated May 25, 1999, by and between AT&T
             Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.26++++   Preferred Stock Purchase Agreement, dated May 24, 1999, by and between AT&T Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.27.1++++ Stockholders' Agreement, dated as of July 17, 1998, by and among
             AT&T Wireless PCS, Inc., TWR Cellular, Inc., Initial investors other than AT&T Wireless, Management Stockholders, and TeleCorp
             PCS, Inc.


 10.27.2++++ Amendment No. 1 to Stockholders' Agreement, dated May 25, 1999.


 10.27.3*    Amendment No. 2 to Stockholders' Agreement, dated November 1,
             1999.


 10.28+++    Form of Stockholders' Agreement, by and among AT&T Wireless PCS,
             LLC, Initial investors other than AT&T Wireless, Management
             Stockholders, Other Stockholders, and Holding Company, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.29++++   Purchase Agreement, dated April 20, 1999, by and among Chase
             Securities Inc.,
             BT Alex. Brown Incorporated, Lehman Brothers Inc., TeleCorp PCS,
             Inc. and TeleCorp Communications, Inc.


 10.30++++   Agreement, dated as of July 17, 1998, by and among AT&T Wireless
             PCS Inc., TWR Cellular, Inc., the Initial investors other than
             AT&T Wireless, the TeleCorp Investors and the Management
             Stockholders.


 10.31++++   Employment Agreement, dated as of July 17, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.32+++ Amendment to Employment Agreement, dated February 28, 2000, by and between TeleCorp PCS, Inc. and Julie A. Dobson.


 10.33++++   Share Grant Agreement, dated July 16, 1998, by and between
             TeleCorp PCS, Inc. and
             Julie A. Dobson.


 10.34++++   Separation Agreement, dated as of March 8, 1999, by and among
             TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Robert
             Dowski.


 10.35++++   Agreement among the Parties, dated as of June 30, 1999, by and among TeleCorp PCS, Inc., the Initial investors other than AT&T
             Wireless, Entergy Technology Holding Company, AT&T Wireless PCS,
             Inc., TWR Cellular Inc. and other stockholders.


 10.36++++   Amended and Restated Agreement, dated April 16, 1999, by and among
             TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License
             Co., L.L.C.


 10.37++++   TeleCorp PCS, Inc. 1998 Restricted Stock Plan, as amended May 20,
             1999.


 10.38++++   TeleCorp PCS, Inc. 1999 Stock Option Plan, dated June 23, 1999, as amended.


 10.39.      TeleCorp PCS, Inc. 2000 Employee, Director and Consultant Stock
             Plan.


 10.40* Form of Indemnification Agreement to be entered into between TeleCorp PCS, Inc. and its directors and executive officers.


 10.41.1++   Stockholders' Agreement, dated January 7, 1999, by and among AT&T
             Wireless PCS Inc., Initial investors other than AT&T Wireless,
             Management Stockholders, and Tritel, Inc.


 10.41.2++   First Amendment to Tritel's Stockholders' Agreement, dated August
             27, 1999.


 10.41.3++   Second Amendment to Tritel's Stockholders' Agreement, dated as of
             September 1, 1999.


 10.41.4+    Third Amendment to Tritel's Stockholders' Agreement, dated
             November 18, 1999.


 10.41.5+    Fourth Amendment to Tritel's Stockholders' Agreement, dated
             December 10, 1999.


 10.42++ Investors Stockholders' Agreement, dated January 7, 1999, by and among Tritel, Inc., Washington National Insurance Company, United
             Presidential Life Insurance Company, Dresdner Kleinwort Benson
             Private Equity Partners LP, Toronto Dominion Investments, Inc.,
             Entergy Wireless Corporation, General Electric Capital
             Corporation, Triune PCS, LLC, FCA Venture Partners II, L.P.,
             Clayton Associates LLC, Trillium PCS, LLC, Airwave Communications,
             LLC, Digital PCS, LLC, and The Stockholders Named Therein.


 10.43 Investors Stockholders' Agreement, dated as of February 28, 2000, by and among TeleCorp PCS, Inc. and The Stockholders Named
             Therein.


 10.44.1++   AT&T Wireless Services, Inc. Network Membership License Agreement,
             dated January 7, 1999, by and between AT&T Corp. and Tritel, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.44.2**** Amendment No. 1 to AT&T Wireless Services, Inc. Network Membership
             License Agreement, dated as of November 13, 2000, by and between
             AT&T Corp. and Tritel, Inc.


 10.45.1++   Intercarrier Roamer Service Agreement, dated January 7, 1999, between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.45.2**** Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of November 13, 2000, between AT&T Wireless Services, Inc. and
             Tritel, Inc.


 10.46++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License
             Co., L.L.C.


 10.47 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and William M. Mounger, II.


 10.48 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and E.B. Martin, Jr.


 10.49+++    Letter Agreement, dated February 28, 2000, by and among William
             Mounger, II, TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.50+++    Letter Agreement, dated February 28, 2000, by and among E.B.
             Martin, Jr., TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.51+++    Asset Purchase Agreement, dated as of June 2, 2000, by and between
             Airadigm Communications, Inc. and RW Acquisition L.L.C.


 10.52+++    Contingent Supplement to Asset Purchase Agreement, dated as of
             June 2, 2000, by and between Airadigm Communications, Inc. and RW
             Acquisition L.L.C.


 10.53+++    Letter Agreement, dated June 2, 2000, by and between RW
             Acquisition, L.L.C. and Airadigm Communications, Inc. regarding
             Working Capital Loan.


 10.54+++ Construction Management Agreement, dated as of June 2, 2000, by and between TeleCorp Communications, Inc. and Airadigm
             Communications, Inc.


 10.55+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by
             TeleCorp-Tritel Holding Company.


 10.56+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
             First Merger Sub, Inc.


 10.57+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
             Second Merger Sub, Inc.


 10.58+++++  Purchase Agreement, dated July 11, 2000, by and among Chase
             Securities Inc., Lehman Brothers Inc., Deutsche Banc Securities,
             Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.59++++++ Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
             Reorganization and Contribution, dated as of July 10, 2000, by Tritel, Inc. to TeleCorp PCS, Inc.


 10.60++++++ Exchange and Registration Rights Agreement, dated as of July 14,
             2000, by and among Chase Securities Inc., Lehman Brothers Inc.,
             Deutsche Banc Securities, Inc., TeleCorp PCS, Inc., TeleCorp
             Communications, Inc. and Bankers Trust Company, as Trustee.


 10.61++++   Exchange and Registration Rights Agreement, dated April 23, 1999, by and among Chase Securities Inc., BT Alex. Brown Incorporated,
             Lehman Brothers Inc., TeleCorp PCS, Inc. and TeleCorp
             Communications, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.62***    Credit Agreement, dated as of July 14, 2000, by and among Black
             Label Wireless, Inc., as Borrower, the financial institutions from time to time parties thereto, as Lenders and Lucent Technologies
             Inc., as Agent for the Lenders.


 10.63***    Letter Agreement, dated July 14, 2000, by and among Black Label
             Wireless, Inc., as Borrower, Lucent Technologies Inc., as Agent and Lucent Technologies Inc., as Lender.


 10.64***    Commitment Letter, dated July 14, 2000, by and between TeleCorp-
             Tritel Holding Company and Lucent Technologies Inc.


 10.65*** Form of Indenture related to the sale of notes by TeleCorp PCS, Inc. (formerly known as TeleCorp-Tritel Holding Company) to Lucent
             Technologies Inc.


 10.66***    Form of Securities Purchase Agreement, by and between TeleCorp
             PCS, Inc. (formerly known as TeleCorp-Tritel Holding Company) and
             Lucent Technologies Inc.


 10.67* Stock Purchase Agreement, dated as of November 22, 1999, by and between AT&T Wireless PCS LLC and TeleCorp PCS, Inc.


--------
     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-89393) of TeleCorp PCS, Inc.
    ** Incorporated by reference to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
   *** Incorporated by reference to the Form 10-Q filed on August 11, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
     + Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
    ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
   +++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company.
  ++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
 +++++ Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
++++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
     . Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).
     . . Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.
   . . . Incorporated by reference to the Form 10-Q filed on November 14, 2000 (File No. 000-27901) of TeleCorp Wireless, Inc.
  . . . .  Incorporated by reference to the TeleCorp Wireless, Inc. Current
           Report on Form 8-K (File No. 000-27901) filed on November 13, 2000.
  . . . . .  Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.

(b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K dated November 13, 2000 under which the Company announced the consummation of the Company's acquisition of Tritel as well as the closing of the Asset Exchange Agreement with AT&T Wireless. A copy of the Company's press release, dated November 13, 2000, was filed as an exhibit.