Form 10-Q
period 2001-03-31
TELECORP WIRELESS INC; TELECORP COMMUNICATIONS INC
filed 2001-05-15
CIK 1089341, 1092935

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

                 For the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 14, 2001, the registrant had 1,000 shares of common stock outstanding.

   The registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index

                                                                            Page
                                                                            ----
PART I Financial Information
    Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31, 2000 and March
             31, 2001 (unaudited).........................................  3
            Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited)........  4
            Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and 2001
             (unaudited)..................................................  5
            Notes to Consolidated Financial Statements....................  6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  17
    Item 3. Quantitative and Qualitative Disclosures About Market Risk....  19

PART II Other Information
    Item 1. Legal Proceedings.............................................  19
    Item 2. Changes in Securities and Use of Proceeds.....................  19
    Item 3. Defaults Upon Senior Securities...............................  19
    Item 4. Submission of Matters to a Vote of Security Holders...........  19
    Item 5. Other Information.............................................  19
    Item 6. Exhibits......................................................  19

PART I--Financial Information

Item 1. Financial Statements.

                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                         December 31,  March 31,
                                                             2000        2001
                                                         ------------ -----------
                                                                      (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................  $  228,758  $  122,375
  Short-term investments................................      34,189       7,955
  Accounts receivable, net..............................      44,792      48,979
  Inventory, net........................................      23,680      14,799
  Prepaid expenses and other current assets.............       9,024      16,926
                                                          ----------  ----------
    Total current assets................................     340,443     211,034
Property and equipment, net.............................     655,218     677,805
PCS licenses and microwave relocation costs, net........     668,472     683,352
Intangible assets--AT&T agreements, net.................     174,775     168,924
Other assets............................................      37,849      37,658
                                                          ----------  ----------
    Total assets........................................  $1,876,757  $1,778,773
                                                          ==========  ==========
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable...................................... $     45,819 $    47,297
  Accrued expenses and other............................     151,918     138,312
  Microwave relocation obligation, current portion......      21,232      15,959
  Long-term debt, current portion.......................       1,459       1,486
  Accrued interest......................................      25,801      13,521
                                                          ----------  ----------
    Total current liabilities...........................     246,229     216,575
Long-term debt..........................................   1,288,628   1,300,861
Accrued expenses and other..............................      22,056      42,622
                                                          ----------  ----------
    Total liabilities...................................   1,556,913   1,560,058
                                                          ----------  ----------
Commitments and contingencies

Stockholder's equity:
  Common stock, par value $.01 per share, 3,000 shares
   authorized,
   1,000 shares issued and outstanding..................         --          --
  Additional paid-in capital............................     689,659     696,734
  Deferred compensation.................................     (24,445)    (28,219)
  Due from TeleCorp PCS.................................     (13,542)    (14,806)
  Accumulated other comprehensive income (loss).........         958      (1,730)
  Accumulated deficit...................................    (332,786)   (433,264)
                                                          ----------  ----------
    Total stockholders' equity..........................     319,844     218,715
                                                          ----------  ----------
    Total liabilities and stockholder's equity..........  $1,876,757  $1,778,773
                                                          ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                         For the three months
                                                            ended March 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Revenue:
  Service..............................................  $ 36,937    $  71,883
  Roaming..............................................    11,452       16,151
  Equipment............................................     7,057        9,238
                                                         --------    ---------
    Total revenue......................................    55,446       97,272
                                                         --------    ---------
Operating expenses:
  Cost of revenue......................................    19,026       28,343
  Operations and development (including non-cash stock
   compensation of
   $207 and $202)......................................    10,966       17,035
  Selling and marketing (including non-cash stock
   compensation of
   $132 and $345)......................................    34,625       44,391
  General and administrative (including non-cash stock
   compensation of
   $4,738 and $2,753)..................................    27,276       36,191
  Depreciation and amortization........................    23,468       42,435
                                                         --------    ---------
    Total operating expenses...........................   115,361      168,395
                                                         --------    ---------
    Operating loss.....................................   (59,915)     (71,123)
Other income (expense):
  Interest expense.....................................   (16,990)     (32,608)
  Interest income and other............................     2,406        3,253
    Net loss...........................................  $(74,499)   $(100,478)
                                                         ========    =========
Other comprehensive loss, net of tax...................       --        (2,688)
                                                         --------    ---------
    Comprehensive loss.................................  $(74,499)   $(103,166)
                                                         ========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                         For the three months
                                                            ended March 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
      Net cash used in operating activities............  $(58,556)   $ (70,471)
                                                         --------    ---------
Cash flows from investing activities:
  Expenditures for property and equipment..............   (52,549)    (101,222)
  Purchase of short-term investments...................       --        (7,903)
  Proceeds from the sale of short-term investments.....       --        34,189
  Capitalized interest.................................      (622)      (1,548)
  Proceeds from sale of towers.........................       --        66,093
  Expenditures for microwave relocation................      (369)      (4,210)
  Purchase of PCS licenses.............................       --       (18,075)
  Payment of FCC deposit on PCS licenses...............   (12,081)         --
  Payment of Tritel acquisition costs..................    (5,081)     (13,663)
                                                         --------    ---------
      Net cash used in investing activities............   (70,702)     (46,339)
                                                         --------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock ..................    41,869          --
  Receipt of mandatorily redeemable preferred stock
   subscription receivable of TeleCorp PCS.............       --        10,999
  Payments on long term debt...........................      (335)        (352)
  Payments of deferred financing costs.................       --          (220)
                                                         --------    ---------
      Net cash provided by financing activities........    41,534       10,427
                                                         --------    ---------
Net decrease in cash and cash equivalents..............   (87,724)    (106,383)
Cash and cash equivalents at the beginning of period...   182,330      228,758
                                                         --------    ---------
Cash and cash equivalents at the end of period.........  $ 94,606    $ 122,375
                                                         ========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

1. Organization and Business

   The Company is an AT&T Wireless affiliate in the United States, providing digital wireless PCS to a licensed service area covering approximately 23 million people. As of March 31, 2001, the Company had launched service in 36 markets covering approximately 16 million people and representing approximately 70% of the population where the Company holds licenses in the United States and Puerto Rico. As of March 31, 2001, the Company served more than 516,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

2. Summary of Significant Accounting Policies

 Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

 Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three months ended March 31, 2001.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include, among others, TeleCorp Communications, Inc., TeleCorp LLC and TeleCorp Holding. All intercompany accounts and transactions have been eliminated in consolidation.

3. Derivative Instruments and Hedging Activities

   The Company's activities expose it to market risks that are related to the effects of changes in interest rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of interest rates and seeks to reduce the potentially adverse effects that the volatility of these rates may have on its future cash flows.

   The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. Fluctuations in interest rates create an unrealized appreciation or depreciation in the market value of the Company's fixed-rate debt when that market value is compared with the cost of the borrowed funds. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by the income or loss on the derivative instruments that are linked to the debt.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


   By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement and, depending on the nature of the derivative transaction, also be governed by bilateral collateral arrangements.

   Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

 Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest rate swaps have been considered, is currently maintained at 69% of the total Company variable-rate senior credit facility debt.

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the adoption of SFAS No. 133, the Company recorded as of January 1, 2001 an asset of $2,443 which represents an estimated fair value of the derivative instruments along with an after-tax unrealized gain of $2,443 in Other Comprehensive Income, which is a component of stockholder's equity, as a cumulative effect of accounting change.

   SFAS No. 133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of Other Comprehensive Income until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative's change in fair value are immediately reported as "loss on derivatives". The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

   The Company recognized an unrealized loss for the three months ended March 31, 2001 in other comprehensive income of $4,247 and a related liability of $1,804. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. In addition, after discontinuing certain of its cash flow hedges, the Company determined that it was probable that certain forecasted transactions would occur by the end of the originally specified time period.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


4. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                        December 31,  March 31,
                                                            2000        2001
                                                        ------------ -----------
                                                                     (unaudited)
     Property and equipment............................   $ 63,723    $ 54,314
     Sales and property taxes..........................     32,653      34,700
     Payroll and related liabilities...................     12,834      12,627
     Accrued operational expenses......................     38,705      26,327
     Deferred gain on tower sale.......................        --       25,546
     Microwave relocation obligation, long-term........     15,736      15,736
     Other liabilities.................................     10,323      11,684
                                                          --------    --------
                                                           173,974     180,934
     Less: non-current portion.........................     22,056      42,622
                                                          --------    --------
                                                          $151,918    $138,312
                                                          ========    ========

5. Other Comprehensive Loss

   Other comprehensive loss for the three months ended March 31, 2001 and 2000 consists of the following:

                                                                   For the
                                                                 three months
                                                                 ended March
                                                                     31,
                                                                 ------------
                                                                 2000  2001
                                                                 ---- -------
     Unrealized holding gains from short-term investments.......  --       74
     Reclassification adjustment for gains included in net
      income....................................................  --     (958)
     Unrealized holding losses from interest rate swaps.........  --   (1,804)
                                                                 ---- -------
     Other comprehensive loss................................... $--  $(2,688)
                                                                 ==== =======

6. Sale of Towers

   On March 16, 2001, the Company completed the sale and transfer to SBA Communications Corporation (SBA) of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain of $25,546 on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

7. Acquisitions

   On February 5, 2001, the Company purchased from Pegasus PCS Partners, L.L.C. a 15 MHz C-Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000.

                            TELECORP WIRELESS, INC.

                                ($ in thousands)


8. Related Parties

   The Company engages in transactions with its affiliate company Tritel, which is also a wholly-owned subsidiary of TeleCorp PCS. These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair value of the underlying transaction. For the three months ended March 31, 2001, the Company recognized a net benefit of $1,455 related to personnel shared with Tritel. In addition, for the three months ended March 31, 2001, the Company recognized rental revenue of $54 related to telecommunications assets shared with Tritel and roaming revenues and expenses were $755 and $1,179, respectively.

9. Subsidiary Guarantees

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes (the Notes). The Notes are fully and unconditionally guaranteed on a joint and several basis by TeleCorp Communications, Inc. (TCI), one of the Company's wholly-owned subsidiaries. On July 14, 2000, the Company completed the issuance and sale of its 10 5/8% Senior Subordinated Notes. The Senior Subordinated Notes are also fully and unconditionally guaranteed on a joint and several basis by TCI.

   Consolidating financial statements of TeleCorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiary of TCI, and the non-guarantor subsidiaries of TeleCorp Wireless, Inc. as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001 have been included on the following pages.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of December 31, 2000:

                                       TeleCorp Communications, Inc.           TeleCorp Wireless, Inc.
                                     ---------------------------------- ---------------------------------------
                          TeleCorp      TCI-       Non-                     Non-
                         Wireless,   Guarantor  Guarantor                Guarantor
                            Inc.     Subsidiary Subsidiary Consolidated Subsidiaries Eliminations  Consolidated
                         ----------  ---------- ---------- ------------ ------------ ------------  ------------
         ASSETS
Current assets:
 Cash and cash
 equivalents............ $  228,758   $    --     $  --      $    --      $    --    $       --     $  228,758
 Short-term
 investments............     34,189        --        --           --           --            --         34,189
 Accounts receivable,
 net....................        --      44,792       --        44,792          --            --         44,792
 Inventory..............        --      23,680       --        23,680          --            --         23,680
 Prepaid expenses and
 other current assets...        111      5,992     2,921        8,913          --            --          9,024
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total current
   assets...............    263,058     74,464     2,921       77,385          --            --        340,443
Property and equipment,
net.....................        --     655,218       --       655,218          --            --        655,218
PCS licenses and
microwave relocation
costs, net..............        --         --        --           --       668,472           --        668,472
Intangible assets--AT&T
agreements, net.........    174,775        --        --           --           --            --        174,775
Other assets............     33,355         45       938          983        3,511           --         37,849
Investments in
subsidiaries............  1,092,175      1,320    (1,320)         --           --     (1,092,175)          --
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total assets......... $1,563,363   $731,047    $2,539     $733,586     $671,983   $(1,092,175)   $1,876,757
                         ==========   ========    ======     ========     ========   ===========    ==========
    LIABILITIES AND
  STOCKHOLDER'S EQUITY
       (DEFICIT)
Current liabilities:
 Accounts payable....... $      --    $ 45,819    $  --      $ 45,819     $    --    $       --     $   45,819
 Accrued expenses and
 other..................        --     151,433       485      151,918          --            --        151,918
 Microwave relocation
 obligation, current
 portion................        --         --        --           --        21,232           --         21,232
 Long-term debt,
 current portion........        --         --        --           --         1,459           --          1,459
 Accrued interest.......     24,505        310       --           310          986           --         25,801
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total current
   liabilities..........     24,505    197,562       485      198,047       23,677           --        246,229
Long-term debt..........  1,219,014        --        --           --        69,614           --      1,288,628
Accrued expenses and
other...................        --         --      1,930        1,930       20,126           --         22,056
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total liabilities....  1,243,519    197,562     2,415      199,977      113,417           --      1,556,913
                         ----------   --------    ------     --------     --------   -----------    ----------
Commitments and
contingencies

Stockholder's equity
(deficit):
 Additional paid-in
 capital, net...........    676,117    532,165     1,444      533,609      558,566    (1,092,175)      676,117
 Deferred
 compensation...........    (24,445)       --        --           --           --            --        (24,445)
 Accumulated other
 comprehensive income...        958        --        --           --           --            --            958
 (Accumulated deficit)
 Retained earnings......   (332,786)     1,320    (1,320)         --           --            --       (332,786)
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total stockholder's
   equity (deficit).....    319,844    533,485       124      533,609      558,566    (1,092,175)      319,844
                         ----------   --------    ------     --------     --------   -----------    ----------
   Total liabilities and
   stockholder's equity
   (deficit)............ $1,563,363   $731,047    $2,539     $733,586     $671,983   $(1,092,175)   $1,876,757
                         ==========   ========    ======     ========     ========   ===========    ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of March 31, 2001 (unaudited):

                                       TeleCorp Communications, Inc.           TeleCorp Wireless, Inc.
                                     ---------------------------------- ---------------------------------------
                          TeleCorp      TCI-       Non-                     Non-
                         Wireless,   Guarantor  Guarantor                Guarantor
                            Inc.     Subsidiary Subsidiary Consolidated Subsidiaries Eliminations  Consolidated
                         ----------  ---------- ---------- ------------ ------------ ------------  ------------
         ASSETS
Current assets:
 Cash and cash
 equivalents............ $  122,375   $    --    $   --      $    --      $    --    $       --     $  122,375
 Short-term
 investments............      7,955        --        --           --           --            --          7,955
 Accounts receivable,
 net....................        --      48,979       --        48,979          --            --         48,979
 Inventory..............        --      14,799       --        14,799          --            --         14,799
 Prepaid expenses and
 other current assets...        129     13,639     3,158       16,797          --            --         16,926
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total current
   assets...............    130,459     77,417     3,158       80,575          --            --        211,034
Property and equipment,
net.....................        --     677,805       --       677,805          --            --        677,805
PCS licenses and
microwave relocation
costs, net..............        --         --        --           --       683,352           --        683,352
Intangible assets--AT&T
agreements, net.........    168,924        --        --           --           --            --        168,924
Other assets............     32,488        248     1,363        1,611        3,559           --         37,658
Investment in
subsidiaries............  1,132,879        406      (406)         --           --     (1,132,879)          --
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total assets......... $1,464,750   $755,876   $ 4,115     $759,991     $686,911   $(1,132,879)   $1,778,773
                         ==========   ========   =======     ========     ========   ===========    ==========
    LIABILITIES AND
  STOCKHOLDER'S EQUITY
       (DEFICIT)
Current liabilities:
 Accounts payable....... $      --    $ 47,297   $   --      $ 47,297     $    --    $       --     $   47,297
 Accrued expenses and
 other..................      1,804    136,213       295      136,508          --            --        138,312
 Microwave relocation
 obligation, current
 portion................        --         --        --           --        15,959           --         15,959
 Long-term debt,
 current portion........        --         --        --           --         1,486           --          1,486
 Accrued interest.......     12,842        310       --           310          369           --         13,521
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total current
   liabilities..........     14,646    183,820       295      184,115       17,814           --        216,575
Long-term debt..........  1,231,389        --        --           --        69,472           --      1,300,861
Accrued expenses and
other...................        --      20,534     2,041       22,575       20,047           --         42,622
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total liabilities....  1,246,035    204,354     2,336      206,690      107,333           --      1,560,058
                         ----------   --------   -------     --------     --------   -----------    ----------
Commitments and
contingencies

Stockholder's equity
(deficit):
 Additional paid-in
 capital, net...........    681,928    550,202     3,099      553,301      579,578    (1,132,879)      681,928
 Deferred
 compensation...........    (28,219)       --        --           --           --            --        (28,219)
 Accumulated other
 comprehensive loss.....     (1,730)       --        --           --           --            --        (1,730)
 (Accumulated deficit)
 Retained earnings......   (433,264)     1,320    (1,320)         --           --            --       (433,264)
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total stockholder's
   equity (deficit).....    218,715    551,522     1,779      553,301      579,578    (1,132,879)      218,715
                         ----------   --------   -------     --------     --------   -----------    ----------
   Total liabilities and
   stockholder's equity
   (deficit)............ $1,464,750   $755,876   $ 4,115     $759,991     $686,911   $(1,132,879)   $1,778,773
                         ==========   ========   =======     ========     ========   ===========    ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the three months ended March 31, 2000 (unaudited):

                                             TeleCorp Communications, Inc.                 TeleCorp Wireless, Inc.
                                    ----------------------------------------------- --------------------------------------
                         TeleCorp      TCI-       Non-                                  Non-
                         Wireless,  Guarantor  Guarantor                             Guarantor
                           Inc.     Subsidiary Subsidiary Eliminations Consolidated Subsidiaries Eliminations Consolidated
                         ---------  ---------- ---------- ------------ ------------ ------------ ------------ ------------
Revenue:
 Service................ $    --     $ 36,757    $  180     $   --       $ 36,937      $  --       $   --       $ 36,937
 Roaming................      --       11,452       --          --         11,452         --           --         11,452
 Equipment..............      --        7,057       --          --          7,057         --           --          7,057
 Intercompany...........    1,789         --      3,759      (3,759)          --        3,237       (5,026)          --
                         --------    --------    ------     -------      --------      ------      -------      --------
   Total revenue........    1,789      55,266     3,939      (3,759)       55,446       3,237       (5,026)       55,446
                         --------    --------    ------     -------      --------      ------      -------      --------
Operating expenses:
 Cost of revenue........      --       27,811       --       (3,759)       24,052         --        (5,026)       19,026
 Operations and
 development............      --        7,207     3,759         --         10,966         --           --         10,966
 Selling and
 marketing..............      --       34,625       --          --         34,625         --           --         34,625
 General and
 administrative ........      --       27,276       --          --         27,276         --           --         27,276
 Depreciation and
 amortization...........    1,789      20,323       --          --         20,323       1,356          --         23,468
                         --------    --------    ------     -------      --------      ------      -------      --------
   Total operating
   expenses.............    1,789     117,242     3,759      (3,759)      117,242       1,356       (5,026)      115,361
                         --------    --------    ------     -------      --------      ------      -------      --------
   Operating income
   (loss)...............      --      (61,976)      180         --        (61,796)      1,881          --        (59,915)
Other income (expense):
 Interest expense.......  (15,109)    (12,703)      --          --        (12,703)     (1,881)      12,703       (16,990)
 Interest income and
 other..................   15,109         --        --          --            --          --       (12,703)        2,406
 Equity in net loss of
 subsidiaries...........  (74,499)        --        --          --            --          --        74,499           --
                         --------    --------    ------     -------      --------      ------      -------      --------
   Net (loss) income.... $(74,499)   $(74,679)   $  180     $   --       $(74,499)     $  --       $74,499      $(74,499)
                         ========    ========    ======     =======      ========      ======      =======      ========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the three months ended March 31, 2001 (unaudited):

                                             TeleCorp Communications, Inc.                  TeleCorp Wireless, Inc.
                                    ------------------------------------------------ --------------------------------------
                         TeleCorp      TCI-        Non-                                  Non-
                         Wireless,  Guarantor   Guarantor                             Guarantor
                           Inc.     Subsidiary  Subsidiary Eliminations Consolidated Subsidiaries Eliminations Consolidated
                         ---------  ----------  ---------- ------------ ------------ ------------ ------------ ------------
Revenue:
 Service...............  $     --   $  71,477     $ 406      $   --      $  71,883      $  --       $    --     $  71,883
 Roaming...............        --      16,151       --           --         16,151         --            --        16,151
 Equipment.............        --       9,238       --           --          9,238         --            --         9,238
 Intercompany..........      5,850        --      5,555       (5,555)          --        3,903        (9,753)         --
                         ---------  ---------     -----      -------     ---------      ------      --------    ---------
   Total revenue.......      5,850     96,866     5,961       (5,555)       97,272       3,903        (9,753)      97,272
                         ---------  ---------     -----      -------     ---------      ------      --------    ---------
Operating expenses:
 Cost of revenue.......                43,651       --        (5,555)       38,096         --         (9,753)      28,343
 Operations and
 development...........        --      11,480     5,555          --         17,035         --            --        17,035
 Selling and
 marketing.............        --      44,391       --           --         44,391         --            --        44,391
 General and
 administrative........        --      36,191       --           --         36,191         --            --        36,191
 Depreciation and
 amortization..........      5,850     34,228       --           --         34,228       2,357           --        42,435
                         ---------  ---------     -----      -------     ---------      ------      --------    ---------
   Total operating
   expenses............      5,850    169,941     5,555       (5,555)      169,941       2,357        (9,753)     168,395
                         ---------  ---------     -----      -------     ---------      ------      --------    ---------
   Operating income
   (loss)..............        --     (73,075)      406          --        (72,669)      1,546           --       (71,123)
Other income (expense):
 Interest expense......    (31,062)   (27,809)      --           --        (27,809)     (1,546)       27,809      (32,608)
 Interest income and
 other.................     31,062        --        --           --            --          --        (27,809)       3,253
 Equity in net loss of
 subsidiaries..........   (100,478)       --        --           --            --          --        100,478          --
                         ---------  ---------     -----      -------     ---------      ------      --------    ---------
   Net (loss) income...  $(100,478) $(100,884)    $ 406      $   --      $(100,478)     $  --       $100,478    $(100,478)
                         =========  =========     =====      =======     =========      ======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Cash Flows for the three months ended March 31, 2000 (unaudited):

                                        TeleCorp Communications, Inc.           TeleCorp Wireless, Inc.
                                      ---------------------------------- --------------------------------------
                           TeleCorp      TCI-       Non-                     Non-
                          Wireless,   Guarantor  Guarantor                Guarantor
                             Inc.     Subsidiary Subsidiary Consolidated Subsidiaries Eliminations Consolidated
                          ----------  ---------- ---------- ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
    Net cash provided by
     (used in) operating
     activities.........  $ (129,258)  $ 53,171    $ --       $ 53,171     $ 17,531      $ --        $(58,556)
                          ----------   --------    -----      --------     --------      -----       --------
Cash flows from
 investing activities:
  Expenditures for
   property and
   equipment............         --     (52,549)     --        (52,549)         --         --         (52,549)
  Capitalized interest..         --        (622)     --           (622)         --         --            (622)
  Expenditures for
   microwave
   relocation...........         --         --       --            --          (369)       --            (369)
  FCC deposit...........         --         --       --            --       (12,081)       --         (12,081)
  Payment of Tritel
   acquisition costs....         --         --       --            --        (5,081)       --          (5,081)
                          ----------   --------    -----      --------     --------      -----       --------
    Net cash used in
     investing
     activities.........         --     (53,171)     --        (53,171)     (17,531)       --         (70,702)
                          ----------   --------    -----      --------     --------      -----       --------
Cash flows from
 financing activities:
  Proceeds from sale of
   common stock.........      41,869        --       --            --           --         --          41,869
  Payments on long-term
   debt.................        (335)       --       --            --           --         --            (335)
                          ----------   --------    -----      --------     --------      -----       --------
    Net cash provided by
     financing
     activities.........      41,534        --       --            --           --         --          41,534
                          ----------   --------    -----      --------     --------      -----       --------
Net decrease in cash and
 cash equivalents.......     (87,724)       --       --            --           --         --         (87,724)
Cash and cash
 equivalents at the
 beginning of period....     182,330        --                     --           --         --         182,330
                          ----------   --------    -----      --------     --------      -----       --------
Cash and cash
 equivalents at the end
 of period..............  $   94,606   $    --     $ --       $    --      $    --       $ --        $ 94,606
                          ==========   ========    =====      ========     ========      =====       ========

                            TELECORP WIRELESS, INC.

                    ($ in thousands except per share data)

Consolidating Statement of Cash Flows for the three months ended March 31, 2001 (unaudited):

                                             TeleCorp Communications, Inc.              TeleCorp Wireless, Inc.
                                         -------------------------------------- ---------------------------------------
                                            TCI-
                             TeleCorp    Guarantor   Non-Guarantor              Non-Guarantor
                          Wireless, Inc. Subsidiary   Subsidiary   Consolidated Subsidiaries  Eliminations Consolidated
                          -------------- ----------  ------------- ------------ ------------- ------------ ------------
Cash flows from
operating activities:
     Net cash provided
     by (used in)
     operating
     activities.........    $(143,448)   $  36,677       $--        $  36,677     $ 36,300        $--       $ (70,471)
                            ---------    ---------       ----       ---------     --------        ----      ---------
Cash flows from
investing activities:
 Expenditures for
 property and
 equipment..............          --      (101,222)       --         (101,222)         --          --        (101,222)
 Purchase of short-term
 investments............       (7,903)         --         --              --           --          --          (7,903)
 Proceeds from the sale
 of short-term
 investments............       34,189          --         --              --           --          --          34,189
 Capitalized interest
 on network under
 development............          --        (1,548)       --           (1,548)         --          --          (1,548)
 Proceeds from the sale
 of towers..............          --        66,093        --           66,093          --          --          66,093
 Expenditures for
 microwave relocation...          --           --         --              --        (4,210)        --          (4,210)
 Purchase of PCS
 licenses...............          --           --         --              --       (18,075)        --         (18,075)
 Payment of Tritel
 acquisition costs......          --           --         --              --       (13,663)        --         (13,663)
                            ---------    ---------       ----       ---------     --------        ----      ---------
     Net cash provided
     by (used in)
     investing
     activities.........       26,286      (36,677)       --          (36,677)     (35,948)        --         (46,339)
                            ---------    ---------       ----       ---------     --------        ----      ---------
Cash flows from
financing activities:
 Receipt of preferred
 and common stock
 subscription
 receivable.............       10,999          --         --              --           --          --          10,999
 Payments on long-term
 debt...................          --           --         --              --          (352)        --            (352)
 Payments of deferred
 financing costs........         (220)         --         --              --           --          --            (220)
                            ---------    ---------       ----       ---------     --------        ----      ---------
     Net cash provided
     by (used in)
     financing
     activities.........       10,779          --         --              --          (352)        --          10,427
                            ---------    ---------       ----       ---------     --------        ----      ---------
Net decrease in cash and
cash equivalents........     (106,383)         --         --              --           --          --        (106,383)
Cash and cash
equivalents at the
beginning of period.....      228,758          --         --              --           --          --         228,758
                            ---------    ---------       ----       ---------     --------        ----      ---------
Cash and cash
equivalents at the end
of period...............    $ 122,375    $     --        $--        $     --      $    --         $--       $ 122,375
                            =========    =========       ====       =========     ========        ====      =========

                            TELECORP WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

10. Subsequent Event

 PCS License Acquisition from McLeod

   On April 6, 2001, the Company purchased D-block licenses in Cedar Rapids and Iowa City, Iowa for an aggregate purchase price of $13,117.

 Senior Credit Facility

   On April 5, 2001, the Company drew $35,000 from its Senior Credit Facility Tranche C.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 23 million people. As of March 31, 2001, the Company had launched service in 36 markets having approximately 16 million people and representing approximately 70% of the population where the Company holds licenses in the United States and Puerto Rico. As of March 31, 2001, the Company served more than 516,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly owned subsidiary of TeleCorp PCS, Inc.

Results of Operations

 Three months ended March 31, 2001 compared to three months ended March 31,
 2000

Subscribers

   Net additions were 55,694 and 86,106 for the three months ended March 31, 2001 and 2000, respectively. Total PCS subscribers were 516,444 and 228,337 as of March 31, 2001 and 2000, respectively. The increase in gross additions and total PCS subscribers over the same period in 2000 was primarily due to launching additional markets from the period April 1, 2000 to March 31, 2001.

Revenue

   Revenue for the three months ended March 31, 2001 and 2000 was $97.3 million and $55.4 million, respectively. Service revenue was $71.9 million and $36.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase in service revenue of $35.0 million was due to the addition of approximately 288,000 subscribers from April 1, 2000 to March 31, 2001 and to the launch of eight additional markets. Roaming revenue was $16.2 million and $11.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase in roaming revenue of $4.7 million was due primarily to 588 additional cell sites being added since the three months ended March 31, 2000. Equipment revenue was $9.2 million and $7.1 million for the three months ended March 31, 2001 and 2000, respectively. The equipment revenue increase of $2.1 million over 2000 was due primarily to the sales of handsets and related accessories in connection with the increased number of new subscribers during the three months ended March 31, 2001.

Cost of revenue

   Cost of revenue was $28.3 million and $19.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of revenue of $9.3 million over the same period in 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to the increased number of new subscribers during the three months ended March 31, 2001.

Operations and development

   Operations and development expense was $17.0 million and $11.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $6.0 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $44.4 million and $34.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $9.8 million over the same period in 2000 was primarily due to the cost of acquiring the increased number of new subscribers. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $36.2 million and $27.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $8.9 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $42.4 million and $23.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $18.9 million over the same period in 2000 relates primarily to depreciation of the Company's property, plant and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between April 1, 2000 and March 31, 2001.

Interest expense

   Interest expense was $32.6 million, net of capitalized interest of $1.5 million, for the three months ended March 31, 2001. Interest expense was $17.0 million, net of capitalized interest of $0.6 million for the three months ended March 31, 2000. The increase of $15.6 million over the same period in 2000 relates primarily to interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional FCC debt issued throughout 2000, and $100 million of additional senior credit facility drawn during 2000.

Interest income and other

   Interest income and other was $3.3 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $0.9 million over the same period in 2000 was due primarily to larger cash and short-term investment balances that resulted from the $450 million senior subordinated notes offering in July, 2000.

Forward Looking Statements: Cautionary Statements

   Statements in this quarterly report expressing the Company's expectations and beliefs regarding its future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although the Company believes that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, the Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, the risks described in the Annual Report on Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2, 3, and 4.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  4.1    First Amendment to the Amended and Restated Note Purchase Agreement,
         dated as of April 4, 2001, between TeleCorp Wireless, Inc. and Lucent
         Technologies Inc.
 10.1    Purchase Agreement, dated September 15, 2000, among TeleCorp Realty,
         LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp Communications, Inc.,
         SBA Towers, Inc. and SBA Telecommunications, Inc.
 10.2    Addendum to Purchase Agreement, dated as of November 29, 2000, among
         TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp
         Communications, Inc., SBA Towers, Inc. and SBA Telecommunications,
         Inc.
 10.3    Closing Agreement to Purchase Agreement, dated March 16, 2001, among
         TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp
         Communications, Inc., SBA Towers, Inc. and SBA TC Acquisition, Inc.
 10.4    Letter Agreement regarding Purchase Agreement dated September 15,
         2000, dated October 13, 2000, among TeleCorp Realty, LLC, TeleCorp
         Puerto Rico Realty, Inc., TeleCorp Communications, Inc., SBA Towers,
         Inc. and SBA Telecommunications, Inc.
 10.5    Letter Agreement regarding Purchase Agreement dated September 15,
         2000, dated February 17, 2001, among TeleCorp Realty, LLC, TeleCorp
         Puerto Rico Realty, Inc., TeleCorp Communications, Inc., SBA Towers,
         Inc. and SBA Telecommunications, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TeleCorp Wireless, Inc.
Date: May 15, 2001


                                                           /s/ Thomas H. Sullivan
                                                 By: _______________________________________
                                                             Thomas H. Sullivan
                                                     President, Treasurer and Secretary
                                                     (Principal Financial and Accounting
                                                                  Officer)

                                                 Subsidiary of TeleCorp Wireless, Inc.
Date: May 15, 2001
                                                 TeleCorp Communications, Inc.


                                                           /s/ Thomas H. Sullivan
                                                 By: _______________________________________
                                                             Thomas H. Sullivan
                                                     President, Treasurer and Secretary
                                                     (Principal Financial and Accounting
                                                                  Officer)