Form 10-Q
period 2001-06-30
TELECORP WIRELESS INC; TELECORP COMMUNICATIONS INC
filed 2001-08-14
CIK 1089341, 1092935

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                               -----------------

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                   (Address of principal executive offices)

                                (703) 236-1100
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 14, 2001, the Registrant had 1,000 shares of common stock outstanding.

   The Registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     Index

                                                                                                Page
                                                                                                ----
PART I Financial Information
Item 1. Financial Statements
        Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)......   3
        Consolidated Statements of Operations and Comprehensive Loss for the three months ended
          June 30, 2000 (unaudited) and 2001 (unaudited) and for the six months ended June 30,
          2000 (unaudited) and 2001 (unaudited)................................................   4
        Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000
          (unaudited) and 2001 (unaudited).....................................................   5
        Notes to Consolidated Financial Statements.............................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  22

PART II Other Information
Item 1. Legal Proceedings......................................................................  22
Item 2. Changes in Securities and Use of Proceeds..............................................  22
Item 3. Defaults Upon Senior Securities........................................................  22
Item 4. Submission of Matters to a Vote of Security Holders....................................  22
Item 5. Other Information......................................................................  22
Item 6. Exhibits and Reports on Form 8-K.......................................................  23

PART I--Financial Information

Item 1. Financial Statements.

                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                     December 31,  June 30,
                                                                         2000        2001
                                                                     ------------ -----------
                                                                                  (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents........................................  $  228,758  $    6,499
   Short-term investments...........................................      34,189          --
   Accounts receivable, net.........................................      44,792      64,686
   Inventory, net...................................................      23,680      12,814
   Prepaid expenses and other current assets........................       9,024      42,098
                                                                      ----------  ----------
       Total current assets.........................................     340,443     126,097
Property and equipment, net.........................................     655,218     719,394
PCS licenses and microwave relocation costs, net....................     668,472     699,729
Intangible assets--AT&T agreements, net.............................     174,775     163,074
Other assets........................................................      37,849      38,136
                                                                      ----------  ----------
       Total assets.................................................  $1,876,757  $1,746,430
                                                                      ==========  ==========
               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable.................................................  $   45,819  $   42,959
   Accrued expenses and other.......................................     151,918     141,891
   Microwave relocation obligation, current portion.................      21,232      15,407
   Long-term debt, current portion..................................       1,459       1,534
   Accrued interest.................................................      25,801      27,888
                                                                      ----------  ----------
       Total current liabilities....................................     246,229     229,679
Long-term debt......................................................   1,288,628   1,348,654
Accrued expenses and other..........................................      22,056      52,407
                                                                      ----------  ----------
       Total liabilities............................................   1,556,913   1,630,740
                                                                      ----------  ----------
Commitments and contingencies

Stockholder's equity:
   Common stock, par value $.01 per share, 3,000 shares authorized,
     1,000 shares issued and outstanding............................          --          --
   Additional paid-in capital.......................................     689,659     696,515
   Deferred compensation............................................     (24,445)    (24,924)
   Due from TeleCorp PCS............................................     (13,542)    (14,748)
   Accumulated other comprehensive income (loss)....................         958      (1,953)
   Accumulated deficit..............................................    (332,786)   (539,200)
                                                                      ----------  ----------
       Total stockholder's equity...................................     319,844     115,690
                                                                      ----------  ----------
       Total liabilities and stockholder's equity...................  $1,876,757  $1,746,430
                                                                      ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               ($ in thousands)

                                                          For the three months     For the six months
                                                             ended June 30,          ended June 30,
                                                         ----------------------  ----------------------
                                                            2000        2001        2000        2001
-                                                        ----------- ----------- ----------- -----------
                                                         (unaudited) (unaudited) (unaudited) (unaudited)
Revenue:
   Service..............................................  $ 51,119    $  85,403   $  88,056   $ 157,286
   Roaming..............................................    14,699       19,447      26,151      35,598
   Equipment............................................     6,193        8,599      13,250      17,837
                                                          --------    ---------   ---------   ---------
       Total revenue....................................    72,011      113,449     127,457     210,721
                                                          --------    ---------   ---------   ---------
Operating expenses:
   Cost of revenue......................................    21,407       33,842      40,433      62,185
   Operations and development (including non-cash stock
     compensation of $564, $165, $771 and $367).........    14,569       16,692      25,535      33,727
   Selling and marketing (including non-cash stock
     compensation of $427, $322, $559 and $667).........    40,141       44,995      74,766      89,386
   General and administrative (including non-cash
     stock compensation of $20,815, $2,712, $25,553
     and $5,465)........................................    47,071       40,566      74,347      76,757
   Depreciation and amortization........................    26,915       48,630      50,383      91,065
                                                          --------    ---------   ---------   ---------
       Total operating expenses.........................   150,103      184,725     265,464     353,120
                                                          --------    ---------   ---------   ---------
       Operating loss...................................   (78,092)     (71,276)   (138,007)   (142,399)
Other income (expense):
   Interest expense.....................................   (17,273)     (35,790)    (34,263)    (68,398)
   Interest income and other............................     1,491        1,130       3,897       4,383
                                                          --------    ---------   ---------   ---------
       Net loss.........................................  $(93,874)   $(105,936)  $(168,373)  $(206,414)
Other comprehensive loss, net of tax....................        --         (223)         --      (2,911)
                                                          --------    ---------   ---------   ---------
       Comprehensive loss...............................  $(93,874)   $(106,159)  $(168,373)  $(209,325)
                                                          ========    =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                 For the six months ended
                                                                                         June 30,
                                                                                 -----------------------
                                                                                    2000         2001
-                                                                                 ----------- -----------
                                                                                 (unaudited)  (unaudited)
Cash flows from operating activities:
       Net cash used in operating activities....................................  $(123,533)   $(129,099)
                                                                                  ---------    ---------
Cash flows from investing activities:
   Expenditures for property and equipment......................................   (109,117)    (176,324)
   Purchase of short-term investments...........................................         --       (7,929)
   Proceeds from the sale of short-term investments.............................         --       42,169
   Capitalized interest.........................................................     (1,798)      (2,830)
   Proceeds from sale of property and equipment.................................         --       71,988
   Expenditures for microwave relocation........................................     (4,279)      (4,762)
   Purchase of PCS licenses.....................................................       (733)     (38,203)
   Payment of FCC deposit on PCS licenses.......................................    (12,368)          --
   Payment of Tritel acquisition costs..........................................     (8,409)     (21,430)
                                                                                  ---------    ---------
       Net cash used in investing activities....................................   (136,704)    (137,321)
                                                                                  ---------    ---------
Cash flows from financing activities:
   Proceeds from sale of common stock...........................................     41,869           --
   Proceeds from long-term debt.................................................     65,000       35,000
   Receipt of mandatorily redeemable preferred stock subscription receivable of
     TeleCorp PCS...............................................................         --       10,999
   Payments on long term debt...................................................       (675)        (704)
   Payments of debt issuance costs..............................................        (64)      (1,134)
                                                                                  ---------    ---------
       Net cash provided by financing activities................................    106,130       44,161
                                                                                  ---------    ---------
Net decrease in cash and cash equivalents.......................................   (154,107)    (222,259)
Cash and cash equivalents at the beginning of period............................    182,330      228,758
                                                                                  ---------    ---------
Cash and cash equivalents at the end of period..................................  $  28,223    $   6,499
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

                            TELECORP WIRELESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and six months ended June 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of TeleCorp Wireless, Inc. (the Company) and its wholly-owned subsidiaries, which include, among others, TeleCorp Communications, Inc., TeleCorp LLC and TeleCorp Holding. All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company intends to adopt SFAS No. 141, which requires, among other matters, that purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard.

2. Derivative Instruments and Hedging Activities

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

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


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

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. In accordance with the adoption of SFAS No. 133, the Company recorded as of January 1, 2001 an asset of $2,443 which represents an estimated fair value of the derivative instruments along with an after-tax unrealized gain of $2,443 in Other Comprehensive Income, which is a component of stockholder's equity, as a cumulative effect of accounting change.

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

   The Company recognized an unrealized loss for the three and six months ended June 30, 2001 in Other Comprehensive Loss of $149 and $4,396, respectively, and a related liability as of June 30, 2001 of $1,953. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. In addition, after discontinuing certain of its cash flow hedges, the Company determined that it was probable that certain forecasted transactions would occur by the end of the originally specified time period.

3. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                    December 31,  June 30,
                                                        2000        2001
                                                    ------------ -----------
                                                                 (unaudited)
    Property and equipment.........................   $ 63,723    $ 44,557
    Sales and property taxes.......................     32,653      34,763
    Payroll and related liabilities................     12,834      12,832
    Accrued operational expenses...................     38,705      35,715
    Deferred gain on sale of property and equipment         --      38,466
    Microwave relocation obligation, long-term.....     15,736      15,736
    Other liabilities..............................     10,323      12,229
                                                      --------    --------
                                                       173,974     194,298
    Less: non-current portion......................     22,056      52,407
                                                      --------    --------
                                                      $151,918    $141,891
                                                      ========    ========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


4. Long-term Debt

   Long-term debt consists of the following:

                                                      December 31,  June 30,
                                                          2000        2001
                                                      ------------ -----------
                                                                   (unaudited)
Senior credit facility...............................  $  325,000  $  360,000
Senior subordinated notes............................     450,000     450,000
Senior subordinated discount notes...................     396,572     419,620
Vendor financing.....................................      47,443      49,723
U.S. Government financing............................      71,072      70,845
                                                       ----------  ----------
                                                        1,290,087   1,350,188
Less current portion.................................       1,459       1,534
                                                       ----------  ----------
                                                       $1,288,628  $1,348,654
                                                       ==========  ==========

  Senior Credit Facility

   On April 5, 2001, the Company drew $35,000 from its Senior Credit Facility Tranche C term loan. Interest on the Tranche C loan was 7.85% at June 30, 2001.

5. Other Comprehensive Loss

   Other comprehensive loss for the three and six months ended June 30, 2001 and 2000 consists of the following:

                                                              For the three
                                                                  months
                                                              ended June 30,
                                                              -------------
                                                              2000      2001
                                                               ---- --------
                                                               (unaudited)
Reclassification of gains realized on sale of securities..... $--    $ (74)
Unrealized holding losses from interest rate swaps...........  --     (149)
                                                               ---   -----
Other comprehensive loss..................................... $--    $(223)
                                                               ===   =====

                                                              For the six
                                                                 months
                                                             ended June 30,
                                                             -------------
                                                             2000   2001
                                                              ---- -------
                                                              (unaudited)
Reclassification of gains realized on sale of securities.... $--   $  (958)
Unrealized holding losses from interest rate swaps..........  --    (1,953)
                                                              ---  -------
Other comprehensive loss.................................... $--   $(2,911)
                                                              ===  =======

6. Sale of Towers

   On March 16, 2001, the Company completed the sale and transfer to SBA Communications Corporation (SBA) of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


   On May 17 and June 29, 2001, the Company completed the sale and transfer to SBA of a total of 35 towers and related assets for an aggregate purchase price of $11,463, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

7. Acquisitions

   On February 5, 2001, the Company purchased a 15 MHz C-Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000 in cash.

   On April 5, 2001, the Company purchased D-block licenses in Cedar Rapids and Iowa City, Iowa for an aggregate purchase price of $13,117 in cash.

   On June 18, 2001, the Company purchased E-block licenses in Cedar Rapids, Iowa for an aggregate purchase price of $7,000 in cash.

8. Related Parties

   The Company engages in transactions with its affiliate company Tritel Inc. (Tritel), which is also a wholly-owned subsidiary of TeleCorp PCS, Inc. (TeleCorp PCS). These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair value of the underlying transaction. For the three and six months ended June 30, 2001, the Company recognized a net benefit of $1,456 and $2,911, respectively, related to personnel shared with Tritel. In addition, for the three and six months ended June 30, 2001, the Company recognized rental revenue of $54 and $108, respectively, related to telecommunications assets shared with Tritel. Charges for roaming revenues and expenses provided between companies for the three months ended June 30, 2001 were $946 and $1,527, respectively, and for the six months ended June 30, 2001 were $1,701 and $2,706, respectively. As of June 30, 2001, the Company had a receivable from Tritel of $8,944 included in other current assets.

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

   Consolidating financial statements of TeleCorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiary of TCI, and the non-guarantor subsidiaries of TeleCorp Wireless, Inc. as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 have been included on the following pages.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of December 31, 2000:

                                                                              TeleCorp Communications, Inc.
                                                                            ----------------------------------
                                                                TeleCorp       TCI-       Non-
                                                                Wireless,   Guarantor  Guarantor
                                                                  Inc.      Subsidiary Subsidiary Consolidated
                                                                ----------  ---------- ---------- ------------
                          ASSETS
Current assets:
   Cash and cash equivalents................................... $  228,758   $     --   $    --     $     --
   Short-term investments......................................     34,189         --        --           --
   Accounts receivable, net....................................         --     44,792        --       44,792
   Inventory...................................................         --     23,680        --       23,680
   Prepaid expenses and other current assets...................        111      5,992     2,921        8,913
                                                                ----------   --------   -------     --------
      Total current assets.....................................    263,058     74,464     2,921       77,385
Property and equipment, net....................................         --    655,218        --      655,218
PCS licenses and microwave relocation costs, net...............         --         --        --           --
Intangible assets--AT&T agreements, net........................    174,775         --        --           --
Other assets...................................................     33,355         45       938          983
Investments in subsidiaries....................................  1,092,175      1,320    (1,320)          --
                                                                ----------   --------   -------     --------
      Total assets............................................. $1,563,363   $731,047   $ 2,539     $733,586
                                                                ==========   ========   =======     ========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................ $       --   $ 45,819   $    --     $ 45,819
   Accrued expenses and other..................................         --    151,433       485      151,918
   Microwave relocation obligation, current portion............         --         --        --           --
   Long-term debt, current portion.............................         --         --        --           --
   Accrued interest............................................     24,505        310        --          310
                                                                ----------   --------   -------     --------
      Total current liabilities................................     24,505    197,562       485      198,047
Long-term debt.................................................  1,219,014         --        --           --
Accrued expenses and other.....................................         --         --     1,930        1,930
                                                                ----------   --------   -------     --------
      Total liabilities........................................  1,243,519    197,562     2,415      199,977
                                                                ----------   --------   -------     --------
Commitments and contingencies

Stockholder's equity (deficit):
   Additional paid-in capital, net.............................    676,117    532,165     1,444      533,609
   Deferred compensation.......................................    (24,445)        --        --           --
   Accumulated other comprehensive income......................        958         --        --           --
   (Accumulated deficit) Retained earnings.....................   (332,786)     1,320    (1,320)          --
                                                                ----------   --------   -------     --------
      Total stockholder's equity (deficit).....................    319,844    533,485       124      533,609
                                                                ----------   --------   -------     --------
      Total liabilities and stockholder's equity (deficit)..... $1,563,363   $731,047   $ 2,539     $733,586
                                                                ==========   ========   =======     ========

                                                                       TeleCorp Wireless, Inc.
                                                                -------------------------------------
                                                                    Non-
                                                                 Guarantor
                                                                Subsidiaries Eliminations Consolidated
                                                                ------------ ------------ ------------
                          ASSETS
Current assets:
   Cash and cash equivalents...................................   $     --   $        --   $  228,758
   Short-term investments......................................         --            --       34,189
   Accounts receivable, net....................................         --            --       44,792
   Inventory...................................................         --            --       23,680
   Prepaid expenses and other current assets...................         --            --        9,024
                                                                  --------   -----------   ----------
      Total current assets.....................................         --            --      340,443
Property and equipment, net....................................         --            --      655,218
PCS licenses and microwave relocation costs, net...............    668,472            --      668,472
Intangible assets--AT&T agreements, net........................         --            --      174,775
Other assets...................................................      3,511            --       37,849
Investments in subsidiaries....................................         --    (1,092,175)          --
                                                                  --------   -----------   ----------
      Total assets.............................................   $671,983   $(1,092,175)  $1,876,757
                                                                  ========   ===========   ==========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................   $     --   $        --   $   45,819
   Accrued expenses and other..................................         --            --      151,918
   Microwave relocation obligation, current portion............     21,232            --       21,232
   Long-term debt, current portion.............................      1,459            --        1,459
   Accrued interest............................................        986            --       25,801
                                                                  --------   -----------   ----------
      Total current liabilities................................     23,677            --      246,229
Long-term debt.................................................     69,614            --    1,288,628
Accrued expenses and other.....................................     20,126            --       22,056
                                                                  --------   -----------   ----------
      Total liabilities........................................    113,417            --    1,556,913
                                                                  --------   -----------   ----------
Commitments and contingencies

Stockholder's equity (deficit):
   Additional paid-in capital, net.............................    558,566    (1,092,175)     676,117
   Deferred compensation.......................................         --            --      (24,445)
   Accumulated other comprehensive income......................         --            --          958
   (Accumulated deficit) Retained earnings.....................         --            --     (332,786)
                                                                  --------   -----------   ----------
      Total stockholder's equity (deficit).....................    558,566    (1,092,175)     319,844
                                                                  --------   -----------   ----------
      Total liabilities and stockholder's equity (deficit).....   $671,983   $(1,092,175)  $1,876,757
                                                                  ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Balance Sheet as of June 30, 2001 (unaudited):

                                                                              TeleCorp Communications, Inc.
                                                                            ----------------------------------
                                                                TeleCorp       TCI-       Non-
                                                                Wireless,   Guarantor  Guarantor
                                                                  Inc.      Subsidiary Subsidiary Consolidated
                                                                ----------  ---------- ---------- ------------
                          ASSETS
Current assets:
   Cash and cash equivalents................................... $    6,499   $     --    $   --     $     --
   Accounts receivable, net....................................         --     64,686        --       64,686
   Inventory...................................................         --     12,814        --       12,814
   Prepaid expenses and other current assets...................         61     38,816     3,221       42,037
                                                                ----------   --------    ------     --------
      Total current assets.....................................      6,560    116,316     3,221      119,537
Property and equipment, net....................................         --    719,394        --      719,394
PCS licenses and microwave relocation costs, net...............         --         --        --           --
Intangible assets--AT&T agreements, net........................    163,074         --        --           --
Other assets...................................................     32,028        464     2,043        2,507
Investment in subsidiaries.....................................  1,221,895        638      (638)          --
                                                                ----------   --------    ------     --------
      Total assets............................................. $1,423,557   $836,812    $4,626     $841,438
                                                                ==========   ========    ======     ========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................ $       --   $ 42,959    $   --     $ 42,959
   Accrued expenses and other..................................      1,953    139,656       282      139,938
   Microwave relocation obligation, current portion............         --         --        --           --
   Long-term debt, current portion.............................         --         --        --           --
   Accrued interest............................................     26,571        310        --          310
                                                                ----------   --------    ------     --------
      Total current liabilities................................     28,524    182,925       282      183,207
Long-term debt.................................................  1,279,343         --        --           --
Accrued expenses and other.....................................         --     31,787     1,463       33,250
                                                                ----------   --------    ------     --------
      Total liabilities........................................  1,307,867    214,712     1,745      216,457
                                                                ----------   --------    ------     --------
Commitments and contingencies

Stockholder's equity (deficit):
   Additional paid-in capital, net.............................    681,767    621,462     3,519      624,981
   Deferred compensation.......................................    (24,924)        --        --           --
   Accumulated other comprehensive loss........................     (1,953)        --        --           --
   (Accumulated deficit) Retained earnings.....................   (539,200)       638      (638)          --
                                                                ----------   --------    ------     --------
      Total stockholder's equity (deficit).....................    115,690    622,100     2,881      624,981
                                                                ----------   --------    ------     --------
      Total liabilities and stockholder's equity (deficit)..... $1,423,557   $836,812    $4,626     $841,438
                                                                ==========   ========    ======     ========

                                                                       TeleCorp Wireless, Inc.
                                                                -------------------------------------
                                                                    Non-
                                                                 Guarantor
                                                                Subsidiaries Eliminations Consolidated
                                                                ------------ ------------ ------------
                          ASSETS
Current assets:
   Cash and cash equivalents...................................   $     --   $        --   $    6,499
   Accounts receivable, net....................................         --            --       64,686
   Inventory...................................................         --            --       12,814
   Prepaid expenses and other current assets...................         --            --       42,098
                                                                  --------   -----------   ----------
      Total current assets.....................................         --            --      126,097
Property and equipment, net....................................         --            --      719,394
PCS licenses and microwave relocation costs, net...............    699,729            --      699,729
Intangible assets--AT&T agreements, net........................         --            --      163,074
Other assets...................................................      3,601            --       38,136
Investment in subsidiaries.....................................         --    (1,221,895)          --
                                                                  --------   -----------   ----------
      Total assets.............................................   $703,330   $(1,221,895)  $1,746,430
                                                                  ========   ===========   ==========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................   $     --   $        --   $   42,959
   Accrued expenses and other..................................         --            --      141,891
   Microwave relocation obligation, current portion............     15,407            --       15,407
   Long-term debt, current portion.............................      1,534            --        1,534
   Accrued interest............................................      1,007            --       27,888
                                                                  --------   -----------   ----------
      Total current liabilities................................     17,948            --      229,679
Long-term debt.................................................     69,311            --    1,348,654
Accrued expenses and other.....................................     19,157            --       52,407
                                                                  --------   -----------   ----------
      Total liabilities........................................    106,416            --    1,630,740
                                                                  --------   -----------   ----------
Commitments and contingencies

Stockholder's equity (deficit):
   Additional paid-in capital, net.............................    596,914    (1,221,895)     681,767
   Deferred compensation.......................................         --            --      (24,924)
   Accumulated other comprehensive loss........................         --            --       (1,953)
   (Accumulated deficit) Retained earnings.....................         --            --     (539,200)
                                                                  --------   -----------   ----------
      Total stockholder's equity (deficit).....................    596,914    (1,221,895)     115,690
                                                                  --------   -----------   ----------
      Total liabilities and stockholder's equity (deficit).....   $703,330   $(1,221,895)  $1,746,430
                                                                  ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the three months ended June 30, 2000 (unaudited):

                                                              TeleCorp Communications, Inc.
                                                  ----------------------------------------------------
                                        TeleCorp
                                        Wireless, TCI-Guarantor Non-Guarantor
                                          Inc.     Subsidiary    Subsidiary   Eliminations Consolidated
                                        --------- ------------- ------------- ------------ ------------
Revenue:
   Service............................. $     --    $ 51,119       $   --       $    --      $ 51,119
   Roaming.............................       --      14,699           --            --        14,699
   Equipment...........................       --       6,193           --            --         6,193
   Intercompany........................    1,788          --        6,860        (6,860)           --
                                        --------    --------       ------       -------      --------
      Total revenue....................    1,788      72,011        6,860        (6,860)       72,011
                                        --------    --------       ------       -------      --------
Operating expenses:
   Cost of revenue.....................       --      32,006           --        (6,860)       25,146
   Operations and development..........       --       7,709        6,860            --        14,569
   Selling and marketing...............       --      40,141           --            --        40,141
   General and administrative..........       --      47,071           --            --        47,071
   Depreciation and amortization.......    1,788      23,791           --            --        23,791
                                        --------    --------       ------       -------      --------
      Total operating expenses.........    1,788     150,718        6,860        (6,860)      150,718
                                        --------    --------       ------       -------      --------
      Operating income (loss)..........       --     (78,707)          --            --       (78,707)
Other income (expense):
   Interest expense....................  (16,658)    (15,167)          --            --       (15,167)
   Interest income and other...........   16,658          --           --            --            --
   Equity in net loss of subsidiaries..  (93,874)         --           --            --            --
                                        --------    --------       ------       -------      --------
      Net (loss) income................ $(93,874)   $(93,874)      $   --       $    --      $(93,874)
                                        ========    ========       ======       =======      ========

                                                TeleCorp Wireless, Inc.
                                        --------------------------------------

                                        Non-Guarantor
                                        Subsidiaries  Eliminations Consolidated
                                        ------------- ------------ ------------
Revenue:
   Service.............................    $   --       $     --     $ 51,119
   Roaming.............................        --             --       14,699
   Equipment...........................        --             --        6,193
   Intercompany........................     1,951         (3,739)          --
                                           ------       --------     --------
      Total revenue....................     1,951         (3,739)      72,011
                                           ------       --------     --------
Operating expenses:
   Cost of revenue.....................        --         (3,739)      21,407
   Operations and development..........        --             --       14,569
   Selling and marketing...............        --             --       40,141
   General and administrative..........        --             --       47,071
   Depreciation and amortization.......     1,336             --       26,915
                                           ------       --------     --------
      Total operating expenses.........     1,336         (3,739)     150,103
                                           ------       --------     --------
      Operating income (loss)..........       615             --      (78,092)
Other income (expense):
   Interest expense....................      (615)        15,167      (17,273)
   Interest income and other...........        --        (15,167)       1,491
   Equity in net loss of subsidiaries..        --         93,874           --
                                           ------       --------     --------
      Net (loss) income................    $   --       $ 93,874     $(93,874)
                                           ======       ========     ========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the three months ended June 30, 2001 (unaudited):

                                                                TeleCorp Communications, Inc.
                                                       ----------------------------------------------
                                                          TCI-       Non-
                                           TeleCorp    Guarantor  Guarantor
                                        Wireless, Inc. Subsidiary Subsidiary Eliminations Consolidated
                                        -------------- ---------- ---------- ------------ ------------
Revenue:
   Service.............................   $      --    $  85,171    $  232     $    --     $  85,403
   Roaming.............................          --       19,447        --          --        19,447
   Equipment...........................          --        8,599        --          --         8,599
   Intercompany........................       5,850           --     6,069      (6,069)           --
                                          ---------    ---------    ------     -------     ---------
      Total revenue....................       5,850      113,217     6,301      (6,069)      113,449
                                          ---------    ---------    ------     -------     ---------
Operating expenses:
   Cost of revenue.....................          --       51,309        --      (6,069)       45,240
   Operations and development..........          --       10,623     6,069          --        16,692
   Selling and marketing...............          --       44,995        --          --        44,995
   General and administrative..........          --       40,566        --          --        40,566
   Depreciation and amortization.......       5,850       38,775        --          --        38,775
                                          ---------    ---------    ------     -------     ---------
      Total operating expenses.........       5,850      186,268     6,069      (6,069)      186,268
                                          ---------    ---------    ------     -------     ---------
      Operating income (loss)..........          --      (73,051)      232          --       (72,819)
Other income (expense):
   Interest expense....................     (34,247)     (33,117)       --          --       (33,117)
   Interest income and other...........      34,247           --        --          --            --
   Equity in net loss of subsidiaries..    (105,936)          --        --          --            --
                                          ---------    ---------    ------     -------     ---------
      Net (loss) income................    (105,936)    (106,168)      232          --      (105,936)
                                          ---------    ---------    ------     -------     ---------
Other comprehensive loss, net of tax...        (233)          --        --          --            --
                                          ---------    ---------    ------     -------     ---------
      Comprehensive (loss) income......   $(106,159)   $(106,168)   $  232     $    --     $(105,936)
                                          =========    =========    ======     =======     =========

                                               TeleCorp Wireless, Inc.
                                        -------------------------------------
                                            Non-
                                         Guarantor
                                        Subsidiaries Eliminations Consolidated
                                        ------------ ------------ ------------
Revenue:
   Service.............................   $    --      $     --    $  85,403
   Roaming.............................        --            --       19,447
   Equipment...........................        --            --        8,599
   Intercompany........................     5,548       (11,398)          --
                                          -------      --------    ---------
      Total revenue....................     5,548       (11,398)     113,449
                                          -------      --------    ---------
Operating expenses:
   Cost of revenue.....................        --       (11,398)      33,842
   Operations and development..........        --            --       16,692
   Selling and marketing...............        --            --       44,995
   General and administrative..........        --            --       40,566
   Depreciation and amortization.......     4,005            --       48,630
                                          -------      --------    ---------
      Total operating expenses.........     4,005       (11,398)     184,725
                                          -------      --------    ---------
      Operating income (loss)..........     1,543            --      (71,276)
Other income (expense):
   Interest expense....................    (1,543)       33,117      (35,790)
   Interest income and other...........        --       (33,117)       1,130
   Equity in net loss of subsidiaries..        --       105,936           --
                                          -------      --------    ---------
      Net (loss) income................        --       105,936     (105,936)
                                          -------      --------    ---------
Other comprehensive loss, net of tax...        --            --         (233)
                                          -------      --------    ---------
      Comprehensive (loss) income......   $    --      $105,936    $(106,159)
                                          =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the six months ended June 30, 2000 (unaudited):

                                                                TeleCorp Communications, Inc.
                                                       ----------------------------------------------
                                                          TCI-       Non-
                                           TeleCorp    Guarantor  Guarantor
                                        Wireless, Inc. Subsidiary Subsidiary Eliminations Consolidated
                                        -------------- ---------- ---------- ------------ ------------
Revenue:
   Service.............................   $      --    $  88,056   $    --     $     --    $  88,056
   Roaming.............................          --       26,151        --           --       26,151
   Equipment...........................          --       13,250        --           --       13,250
   Intercompany........................       3,577           --    11,809      (11,809)          --
                                          ---------    ---------   -------     --------    ---------
      Total revenue....................       3,577      127,457    11,809      (11,809)     127,457
                                          ---------    ---------   -------     --------    ---------
Operating expenses:
   Cost of revenue.....................          --       59,203        --      (11,809)      47,394
   Operations and development..........          --       13,726    11,809           --       25,535
   Selling and marketing...............          --       74,766        --           --       74,766
   General and administrative..........          --       74,347        --           --       74,347
   Depreciation and amortization.......       3,577       44,665        --           --       44,665
                                          ---------    ---------   -------     --------    ---------
      Total operating expenses.........       3,577      266,707    11,809      (11,809)     266,707
                                          ---------    ---------   -------     --------    ---------
      Operating income (loss)..........          --     (139,250)       --           --     (139,250)
Other income (expense):
   Interest expense....................     (33,020)     (29,123)       --           --      (29,123)
   Interest income and other...........      33,020           --        --           --           --
   Equity in net loss of subsidiaries..    (168,373)          --        --           --           --
                                          ---------    ---------   -------     --------    ---------
      Net (loss) income................   $(168,373)   $(168,373)  $    --     $     --    $(168,373)
                                          =========    =========   =======     ========    =========

                                               TeleCorp Wireless, Inc.
                                        -------------------------------------
                                            Non-
                                         Guarantor
                                        Subsidiaries Eliminations Consolidated
                                        ------------ ------------ ------------
Revenue:
   Service.............................   $    --      $     --    $  88,056
   Roaming.............................        --            --       26,151
   Equipment...........................        --            --       13,250
   Intercompany........................     3,384        (6,961)          --
                                          -------      --------    ---------
      Total revenue....................     3,384        (6,961)     127,457
                                          -------      --------    ---------
Operating expenses:
   Cost of revenue.....................        --        (6,961)      40,433
   Operations and development..........        --            --       25,535
   Selling and marketing...............        --            --       74,766
   General and administrative..........        --            --       74,347
   Depreciation and amortization.......     2,141            --       50,383
                                          -------      --------    ---------
      Total operating expenses.........     2,141        (6,961)     265,464
                                          -------      --------    ---------
      Operating income (loss)..........     1,243            --     (138,007)
Other income (expense):
   Interest expense....................    (1,243)       29,123      (34,263)
   Interest income and other...........        --       (29,123)       3,897
   Equity in net loss of subsidiaries..        --       168,373           --
                                          -------      --------    ---------
      Net (loss) income................   $    --      $168,373    $(168,373)
                                          =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Statement of Operations for the six months ended June 30, 2001 (unaudited):

                                                            TeleCorp Communications, Inc.
                                                   ----------------------------------------------
                                        TeleCorp      TCI-       Non-
                                        Wireless,  Guarantor  Guarantor
                                          Inc.     Subsidiary Subsidiary Eliminations Consolidated
                                        ---------  ---------- ---------- ------------ ------------
Revenue:
   Service............................. $      --  $ 156,648   $   638     $     --    $ 157,286
   Roaming.............................        --     35,598        --           --       35,598
   Equipment...........................        --     17,837        --           --       17,837
   Intercompany........................    11,700         --    11,624      (11,624)          --
                                        ---------  ---------   -------     --------    ---------
      Total revenue....................    11,700    210,083    12,262      (11,624)     210,721
                                        ---------  ---------   -------     --------    ---------
Operating expenses:
   Cost of revenue.....................               94,960        --      (11,624)      83,336
   Operations and development..........        --     22,103    11,624           --       33,727
   Selling and marketing...............        --     89,386        --           --       89,386
   General and administrative..........        --     76,757        --           --       76,757
   Depreciation and amortization.......    11,700     73,003        --           --       73,003
                                        ---------  ---------   -------     --------    ---------
      Total operating expenses.........    11,700    356,209    11,624      (11,624)     356,209
                                        ---------  ---------   -------     --------    ---------
      Operating income (loss)..........        --   (146,126)      638           --     (145,488)
Other income (expense):
   Interest expense....................   (65,309)   (60,926)       --           --      (60,926)
   Interest income and other...........    65,309         --        --           --           --
   Equity in net loss of subsidiaries..  (206,414)        --        --           --           --
                                        ---------  ---------   -------     --------    ---------
      Net (loss) income................  (206,414)  (207,052)      638           --     (206,414)
Other comprehensive loss, net of tax...    (2,911)        --        --           --           --
                                        ---------  ---------   -------     --------    ---------
      Comprehensive (loss) income...... $(209,325) $(207,052)  $   638     $     --    $(206,414)
                                        =========  =========   =======     ========    =========

                                               TeleCorp Wireless, Inc.
                                        -------------------------------------
                                            Non-
                                         Guarantor
                                        Subsidiaries Eliminations Consolidated
                                        ------------ ------------ ------------
Revenue:
   Service.............................   $    --      $     --    $ 157,286
   Roaming.............................        --            --       35,598
   Equipment...........................        --            --       17,837
   Intercompany........................     9,451       (21,151)          --
                                          -------      --------    ---------
      Total revenue....................     9,451       (21,151)     210,721
                                          -------      --------    ---------
Operating expenses:
   Cost of revenue.....................        --       (21,151)      62,185
   Operations and development..........        --            --       33,727
   Selling and marketing...............        --            --       89,386
   General and administrative..........        --            --       76,757
   Depreciation and amortization.......     6,362            --       91,065
                                          -------      --------    ---------
      Total operating expenses.........     6,362       (21,151)     353,120
                                          -------      --------    ---------
      Operating income (loss)..........     3,089            --     (142,399)
Other income (expense):
   Interest expense....................    (3,089)       60,926      (68,398)
   Interest income and other...........        --       (60,926)       4,383
   Equity in net loss of subsidiaries..        --       206,414           --
                                          -------      --------    ---------
      Net (loss) income................        --       206,414     (206,414)
Other comprehensive loss, net of tax...        --            --       (2,911)
                                          -------      --------    ---------
      Comprehensive (loss) income......   $    --      $206,414    $(209,325)
                                          =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Condensed Statement of Cash Flows for the six months ended June 30, 2000 (unaudited):

                                                                               TeleCorp Communications, Inc.
                                                                             ---------------------------------
                                                                                TCI-       Non-
                                                                 TeleCorp    Guarantor  Guarantor
                                                               Wireless,Inc. Subsidiary Subsidiary     Consolidated
                                                               ------------- ---------- ----------     ------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities.....   $(248,544)  $ 110,915    $  --         $ 110,915
Cash flows from investing activities:
  Expenditures for property and equipment.....................          --    (109,117)      --          (109,117)
  Capitalized interest........................................          --      (1,798)      --            (1,798)
  Expenditures for microwave relocation.......................          --          --       --                --
  Purchase of PCS licenses....................................          --          --       --                --
  Purchases of intangibles....................................     (12,368)         --       --                --
  Payment of Tritel acquisition costs.........................          --          --              --         --
                                                                 ---------   ---------    -----         ---------
      Net cash used in investing activities...................     (12,368)   (110,915)      --          (110,915)
Cash flows from financing activities:
   Proceeds from sale of common stock.........................      41,869          --       --                --
  Proceeds from long-term debt................................      65,000          --       --                --
  Payments on long-term debt..................................          --          --       --                --
  Payments of debt issuance costs.............................         (64)         --       --                --
                                                                 ---------   ---------    -----         ---------
      Net cash provided by (used in) financing activities.....     106,805          --       --                --
Net decrease in cash and cash equivalents.....................    (154,107)         --       --                --
Cash and cash equivalents at the beginning of period..........     182,330          --                         --
                                                                 ---------   ---------    -----         ---------
Cash and cash equivalents at the end of period................   $  28,223   $      --    $  --         $      --
                                                                 =========   =========    =====         =========

                                                                      TeleCorp Wireless, Inc.
                                                               -------------------------------------
                                                                   Non-
                                                                Guarantor
                                                               Subsidiaries Eliminations     Consolidated
                                                               ------------ ------------     ------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities.....   $ 14,096       $--           $(123,533)
Cash flows from investing activities:
  Expenditures for property and equipment.....................         --        --            (109,117)
  Capitalized interest........................................         --        --              (1,798)
  Expenditures for microwave relocation.......................     (4,279)       --              (4,279)
  Purchase of PCS licenses....................................       (733)                         (733)
  Purchases of intangibles....................................       --         --              (12,368)
  Payment of Tritel acquisition costs.........................     (8,409)       --              (8,409)
                                                                 --------       ---           ---------
      Net cash used in investing activities...................    (13,421)       --            (136,704)
Cash flows from financing activities:
   Proceeds from sale of common stock.........................         --        --              41,869
  Proceeds from long-term debt................................         --        --              65,000
  Payments on long-term debt..................................       (675)       --                (675)
  Payments of debt issuance costs.............................         --        --                 (64)
                                                                 --------       ---           ---------
      Net cash provided by (used in) financing activities.....       (675)       --             106,130
Net decrease in cash and cash equivalents.....................         --        --            (154,107)
Cash and cash equivalents at the beginning of period..........         --        --             182,330
                                                                 --------       ---           ---------
Cash and cash equivalents at the end of period................   $     --       $         --  $  28,223
                                                                 ========       ===           =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Condensed Statement of Cash Flows for the six months ended June 30, 2001 (unaudited):

                                                                                  TeleCorp Communications, Inc.
                                                                              ------------------------------------
                                                                                 TCI-
                                                                  TeleCorp    Guarantor  Non-Guarantor
                                                               Wireless, Inc. Subsidiary  Subsidiary   Consolidated
-                                                              -------------- ---------- ------------- ------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities.....   $(301,364)   $ 128,596       $--       $ 128,596
                                                                 ---------    ---------       ---       ---------
Cash flows from investing activities:
   Expenditures for property and equipment....................          --     (176,324)       --        (176,324)
   Purchase of short-term investments.........................      (7,929)          --        --              --
   Proceeds from sale of short-term investments...............      42,169           --        --              --
   Capitalized interest.......................................          --       (2,830)       --          (2,830)
   Proceeds from sale of property and equipment...............          --       71,988        --          71,988
   Expenditures for microwave relocation......................          --           --        --              --
   Purchase of PCS licenses...................................          --           --        --              --
   Payment of Tritel acquisition costs........................          --      (21,430)       --         (21,430)
                                                                 ---------    ---------       ---       ---------
      Net cash provided by (used in) investing activities.....      34,240     (128,596)       --        (128,596)
                                                                 ---------    ---------       ---       ---------
Cash flows from financing activities:
   Proceeds from long-term debt...............................      35,000           --        --              --
   Receipt of preferred stock subscription receivable.........      10,999           --        --              --
   Payments on long-term debt.................................          --           --        --              --
   Payments of debt issuance costs............................      (1,134)          --        --              --
                                                                 ---------    ---------       ---       ---------
      Net cash provided by (used in) financing activities.....      44,865           --        --              --
                                                                 ---------    ---------       ---       ---------
Net decrease in cash and cash equivalents.....................    (222,259)          --        --              --
Cash and cash equivalents at the beginning of period..........     228,758           --        --              --
                                                                 ---------    ---------       ---       ---------
Cash and cash equivalents at the end of period................   $   6,499    $      --       $--       $      --
                                                                 =========    =========       ===       =========

                                                                      TeleCorp Wireless, Inc.
                                                               -------------------------------------
                                                                   Non-
                                                                Guarantor
                                                               Subsidiaries Eliminations Consolidated
-                                                              ------------ ------------ ------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities.....   $ 43,669       $--       $(129,099)
                                                                 --------       ---       ---------
Cash flows from investing activities:
   Expenditures for property and equipment....................         --        --        (176,324)
   Purchase of short-term investments.........................         --        --          (7,929)
   Proceeds from sale of short-term investments...............         --        --          42,169
   Capitalized interest.......................................         --        --          (2,830)
   Proceeds from sale of property and equipment...............         --        --          71,988
   Expenditures for microwave relocation......................     (4,762)       --          (4,762)
   Purchase of PCS licenses...................................    (38,203)       --         (38,203)
   Payment of Tritel acquisition costs........................         --        --         (21,430)
                                                                 --------       ---       ---------
      Net cash provided by (used in) investing activities.....    (42,965)       --        (137,321)
                                                                 --------       ---       ---------
Cash flows from financing activities:
   Proceeds from long-term debt...............................         --        --          35,000
   Receipt of preferred stock subscription receivable.........         --        --          10,999
   Payments on long-term debt.................................       (704)       --            (704)
   Payments of debt issuance costs............................         --        --          (1,134)
                                                                 --------       ---       ---------
      Net cash provided by (used in) financing activities.....       (704)       --          44,161
                                                                 --------       ---       ---------
Net decrease in cash and cash equivalents.....................         --        --        (222,259)
Cash and cash equivalents at the beginning of period..........         --        --         228,758
                                                                 --------       ---       ---------
Cash and cash equivalents at the end of period................   $     --       $--       $   6,499
                                                                 ========       ===       =========

                            TELECORP WIRELESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

10. Subsequent Event

  Senior Credit Facility

   On July 6, 2001, the Company drew $50,000 from its Senior Credit Facility Tranche A term loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 23 million people. As of June 30, 2001, the Company had launched service in 38 markets having approximately 16 million people and representing approximately 70% of the population where the Company holds licenses in the United States and Puerto Rico. As of June 30, 2001, the Company served more than 557,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly owned subsidiary of TeleCorp PCS, Inc.

Results of Operations

  Three months ended June 30, 2001 compared to three months ended June 30, 2000

Subscribers

   Net additions were 41,327 and 91,545 for the three months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 557,771 and 319,882 as of June 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to launching additional markets from the period July 1, 2000 to June 30, 2001.

Revenue

   Revenue for the three months ended June 30, 2001 and 2000 was $113.4 million and $72.0 million, respectively. Service revenue was $85.4 million and $51.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase in service revenue of $34.3 million was due to the addition of 237,889 subscribers from July 1, 2000 to June 30, 2001 and to the launch of 10 additional markets. Roaming revenue was $19.4 million and $14.7 million for the three months ended June 30, 2001 and 2000, respectively. The increase in roaming revenue of $4.7 million was due primarily to additional cell sites being added since the three months ended June 30, 2000. Equipment revenue was $8.6 million and $6.2 million for the three months ended June 30, 2001 and 2000, respectively. The equipment revenue increase of $2.4 million over 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the three months ended June 30, 2001.

Cost of revenue

   Cost of revenue was $33.8 million and $21.4 million for the three months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue of $12.4 million over the same period in 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due in connection with the significant growth in gross additions during the three months ended June 30, 2001.

Operations and development

   Operations and development expense was $16.7 million and $14.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $2.1 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $45.0 million and $40.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $4.9 million over the same period in 2000 was primarily due to the cost of acquiring the increased number of new subscribers. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $40.6 million and $47.1 million for the three months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation from the general and administrative expense, the costs increased $11.6 million over the same period in 2000 due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $48.6 million and $26.9 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $21.7 million over the same period in 2000 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest expense

   Interest expense was $35.8 million, net of capitalized interest of $1.3 million, for the three months ended June 30, 2001. Interest expense was $17.3 million, net of capitalized interest of $1.2 million, for the three months ended June 30, 2000. The increase of $18.5 million over the same period in 2000 relates primarily to interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional FCC debt issued throughout 2000, and $135 million of additional senior credit facility drawn during 2000 and 2001.

Interest income and other

   Interest income and other was $1.1 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.4 million from the same period in 2000 was due primarily to lower average daily cash and short-term investment balances for the current quarter.

Results of Operations

  Six months ended June 30, 2001 compared to six months ended June 30, 2000

Subscribers

   Net additions were 97,021 and 177,651 for the six months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 557,771 and 319,882 as of June 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to launching additional markets from the period July 1, 2000 to June 30, 2001.

Revenue

   Revenue for the six months ended June 30, 2001 and 2000 was $210.7 million and $127.5 million, respectively. Service revenue was $157.3 million and $88.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase in service revenue of $69.2 million was due to the addition of 237,889 subscribers from July 1, 2000 to June 30, 2001 and to the launch of ten additional markets. Roaming revenue was $35.6 million and $26.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in roaming revenue of $9.4 million was due primarily to additional cell sites being added since the six months ended June 30, 2000. Equipment revenue was $17.8 million and $13.3 million for the six months ended June 30, 2001 and 2000, respectively. The equipment revenue increase of $4.5 million over 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the six months ended June 30, 2001.

Cost of revenue

   Cost of revenue was $62.2 million and $40.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue of $21.8 million over the same period in 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs in connection with the significant growth in gross additions during the six months ended June 30, 2001.

Operations and development

   Operations and development expense was $33.7 million and $25.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $8.2 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $89.4 million and $74.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $14.6 million over the same period in 2000 was primarily due to the cost of acquiring the increased number of new subscribers. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $76.8 million and $74.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $2.5 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $91.1 million and $50.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $40.7 million over the same period in 2000 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest expense

   Interest expense was $68.4 million, net of capitalized interest of $2.8 million, for the six months ended June 30, 2001. Interest expense was $34.3 million, net of capitalized interest of $1.8 million, for the six months ended June 30, 2000. The increase of $34.1 million over the same period in 2000 relates primarily to interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional FCC debt issued throughout 2000, and $135 million of additional senior credit facility drawn during 2000 and 2001.

Interest income and other

   Interest income and other was $4.4 million and $3.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $0.5 million over the same period in 2000 was due primarily to larger cash and short-term investment balances that resulted from the $450 million senior subordinated notes offering in July 2000.
Forward Looking Statements: Cautionary Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2, 3, and 4.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit
Number                                            Description
------                                            -----------
4.1*.   First Amendment to the Amended and Restated Note Purchase Agreement, dated as of April 4, 2001, between TeleCorp Wireless, Inc. and Lucent Technologies Inc.

* Incorporated by reference to the Form 10-Q of TeleCorp Wireless, Inc. for the quarter ended March 31, 2001, filed on May 15, 2001.

   (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K dated April 3, 2001, reporting events under Item 9.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELECORP WIRELESS, INC.

Date: August 14, 2001

                                               /S/ THOMAS H. SULLIVAN
                                By: --------------------------------------------
                                                 Thomas H. Sullivan
                                         President, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                          SUBSIDIARY OF TELECORP WIRELESS, INC.
Date: August 14, 2001
                                          TELECORP COMMUNICATIONS, INC.

                                               /S/ THOMAS H. SULLIVAN
                                By: --------------------------------------------
                                                 Thomas H. Sullivan
                                         President, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)