Form 10-Q
period 2001-09-30
TELECORP WIRELESS INC; TELECORP COMMUNICATIONS INC
filed 2001-11-14
CIK 1089341, 1092935

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

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from    to    .

                        Commission file number: 0027901

                            TeleCorp Wireless, Inc.
            (Exact name of registrant as specified in its charter)

        DELAWARE                 54-1988007
     (State or other          (I.R.S. Employer
      jurisdiction           Identification No.)
   ofincorporation or
      organization)

           and the following subsidiary of TeleCorp Wireless, Inc.:
                      Commission file number 333-43596-01

                         TeleCorp Communications, Inc.
            (Exact name of registrant as specified in its charter)

        DELAWARE                 52-2105807
     (State or other          (I.R.S. Employer
      jurisdiction           Identification No.)
   ofincorporation or
      organization)

                               -----------------

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                   (Address of principal executive offices)

                                (703) 236-1100
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 14, 2001, the Registrant had 1,000 shares of common stock outstanding.

   The Registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


                                                                                                Page
                                                                                                ----
PART I Financial Information

Item 1. Financial Statements
        Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited).   3
        Consolidated Statements of Operations and Comprehensive Loss for the three months ended
          September 30, 2000 (unaudited) and 2001 (unaudited) and for the nine months ended
          September 30, 2000 (unaudited) and 2001 (unaudited)..................................   4
        Consolidated Condensed Statements of Cash Flows for the nine months ended September 30,
          2000 (unaudited) and 2001 (unaudited)................................................   5
        Notes to Consolidated Financial Statements.............................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  23

PART II Other Information

Item 1. Legal Proceedings......................................................................  23
Item 2. Changes in Securities and Use of Proceeds..............................................  23
Item 3. Defaults Upon Senior Securities........................................................  23
Item 4. Submission of Matters to a Vote of Security Holders....................................  23
Item 5. Other Information......................................................................  23
Item 6. Exhibits and Reports on Form 8-K.......................................................  23

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                  December 31, September 30,
                                                                                      2000         2001
                                                                                  ------------ -------------
                                                                                                (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................  $  228,758   $   19,858
   Short-term investments........................................................      34,189           --
   Accounts receivable, net......................................................      44,792       88,118
   Inventory, net................................................................      23,680        7,483
   Prepaid expenses and other current assets.....................................       9,024       26,474
                                                                                   ----------   ----------
       Total current assets......................................................     340,443      141,933
Property and equipment, net......................................................     655,218      773,150
PCS licenses and microwave relocation costs, net.................................     668,472      715,232
Intangible assets--AT&T agreements, net..........................................     174,775      157,224
Other assets.....................................................................      37,849       36,730
                                                                                   ----------   ----------
       Total assets..............................................................  $1,876,757   $1,824,269
                                                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable..............................................................  $   45,819   $   32,648
   Accrued expenses and other....................................................     151,918      133,298
   Microwave relocation obligation, current portion..............................      21,232       14,655
   Long-term debt, current portion...............................................       1,459        1,528
   Accrued interest..............................................................      25,801       15,397
                                                                                   ----------   ----------
       Total current liabilities.................................................     246,229      197,526
Long-term debt...................................................................   1,288,628    1,513,962
Accrued expenses and other.......................................................      22,056       58,455
                                                                                   ----------   ----------
       Total liabilities.........................................................   1,556,913    1,769,943
                                                                                   ----------   ----------

Commitments and contingencies
Stockholder's equity:
   Common stock, par value $.01 per share, 3,000 shares authorized, 1,000 shares
     issued and outstanding......................................................          --           --
   Additional paid-in capital....................................................     765,291      772,068
   Deferred compensation.........................................................     (24,445)     (22,105)
   Due from TeleCorp PCS.........................................................     (89,174)     (51,314)
   Accumulated other comprehensive income (loss).................................         958       (8,545)
   Accumulated deficit...........................................................    (332,786)    (635,778)
                                                                                   ----------   ----------
       Total stockholder's equity................................................     319,844       54,326
                                                                                   ----------   ----------
       Total liabilities and stockholder's equity................................  $1,876,757   $1,824,269
                                                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                               ($ in thousands)

                                                           For the three months   For the nine months ended
                                                            ended September 30,         September 30,
                                                          ----------------------  ------------------------
                                                             2000        2001        2000          2001
                                                          ----------- ----------- -----------   -----------
                                                          (unaudited) (unaudited) (unaudited)   (unaudited)
Revenue:
   Service...............................................  $ 64,272    $ 103,207   $ 152,328     $ 260,493
   Roaming...............................................    18,307       21,193      44,458        56,791
   Equipment.............................................     9,312       12,427      22,562        30,264
                                                           --------    ---------   ---------     ---------
       Total revenue.....................................    91,891      136,827     219,348       347,548
                                                           --------    ---------   ---------     ---------
Operating expenses:
   Cost of revenue.......................................    27,473       41,063      67,906       103,248
   Operations and development (including non-cash stock
     compensation of $302, $136, $1,073 and $503)........    14,043       17,082      39,578        50,809
   Selling and marketing (including non-cash stock
     compensation of $413, $307, $972 and $974)..........    43,689       47,664     118,455       137,050
   General and administrative (including non-cash stock
     compensation of $3,214, $2,298, $28,767 and $7,763).    31,429       44,194     105,776       120,951
   Depreciation and amortization.........................    32,387       49,775      82,770       140,840
                                                           --------    ---------   ---------     ---------
       Total operating expenses..........................   149,021      199,778     414,485       552,898
                                                           --------    ---------   ---------     ---------
       Operating loss....................................   (57,130)     (62,951)   (195,137)     (205,350)
Other income (expense):
   Interest expense......................................   (29,726)     (33,852)    (63,989)     (102,250)
   Interest income and other.............................     5,364          225       9,261         4,608
                                                           --------    ---------   ---------     ---------
       Net loss..........................................  $(81,492)   $ (96,578)  $(249,865)    $(302,992)
Other comprehensive loss, net of tax.....................        --       (6,592)         --        (9,503)
                                                           --------    ---------   ---------     ---------
       Comprehensive loss................................  $(81,492)   $(103,170)  $(249,865)    $(312,495)
                                                           ========    =========   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                                 ------------------------
                                                                                    2000          2001
-                                                                                -----------   -----------
                                                                                 (unaudited)   (unaudited)
Cash flows from operating activities:
   Net cash used in operating activities........................................  $ (99,057)    $(187,591)
                                                                                  ---------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment......................................   (249,810)     (287,221)
   Purchase of short-term investments...........................................   (130,740)       (7,929)
   Proceeds from the sale of short-term investments.............................      5,001        42,118
   Capitalized interest.........................................................     (2,712)       (5,110)
   Proceeds from sale of property and equipment.................................         --        85,805
   Expenditures for microwave relocation........................................     (5,398)       (5,515)
   Purchase of PCS licenses, Black Label Wireless, Inc..........................    (12,166)           --
   Purchase of PCS licenses.....................................................       (733)      (55,628)
   Payment of FCC deposit on PCS licenses.......................................    (12,368)           --
   Partial refund of deposit on PCS licenses....................................      9,607            --
   Payment of Tritel acquisition costs..........................................    (10,214)      (20,247)
                                                                                  ---------     ---------
       Net cash used in investing activities....................................   (409,533)     (253,727)
                                                                                  ---------     ---------
Cash flows from financing activities:
   Proceeds from sale of common stock...........................................     41,869            --
   Proceeds from long-term debt.................................................    579,422       185,000
   Receipt of mandatorily redeemable preferred stock subscription receivable of
     TeleCorp PCS...............................................................     37,650        48,701
   Payments on long term debt...................................................     (1,019)       (1,066)
   Payments of debt issuance costs..............................................    (14,159)         (217)
                                                                                  ---------     ---------
       Net cash provided by financing activities................................    643,763       232,418
                                                                                  ---------     ---------
Net increase (decrease) in cash and cash equivalents............................    135,173      (208,900)
Cash and cash equivalents at the beginning of period............................    182,330       228,758
                                                                                  ---------     ---------
Cash and cash equivalents at the end of period..................................  $ 317,503     $  19,858
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

                            TELECORP WIRELESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and nine months ended September 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of TeleCorp Wireless, Inc. (the Company) and its wholly-owned subsidiaries, which include, among others, TeleCorp Communications, Inc., TeleCorp LLC and TeleCorp Holding. All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, requires, among other matters, that purchase accounting be applied to business combinations initiated after June 30, 2001 and the separate recognition of intangible assets apart from goodwill if they meet either the contractual legal or separability criteria. The adoption of SFAS No. 141 had no effect on the consolidated financial position, results of operations, or cash flows of the Company. SFAS No. 142 addresses the accounting treatment and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) and addresses how goodwill and other intangible assets are accounted for after initial acquisition. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard. At this time, no assurance can be given that material amounts of intangible assets will not need to be adjusted upon adoption of SFAS No. 142 in 2002 as a "cumulative effect of change in accounting principle".

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company intends to adopt SFAS No. 144, which supercedes SFAS No. 121, "Impairment of Long-Lived Assets", and portions of APB Opinion No. 30, as of January 1, 2002. The statement provides guidance on the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed. The Company is in the process of determining the effects of adopting this standard.

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

   The Company recognized an unrealized loss for the three and nine months ended September 30, 2001 in Other Comprehensive Loss of $6,592 and $10,988, respectively, and a related liability as of September 30, 2001 of $8,545. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. In addition, after discontinuing certain of its cash flow hedges, the Company determined that it was probable that certain forecasted transactions would occur by the end of the originally specified time period.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


3. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                December 31, September 30,
                                                    2000         2001
                                                ------------ -------------
                                                              (unaudited)
Property and equipment.........................   $ 63,723     $ 28,582
Sales and property taxes.......................     32,653       33,792
Payroll and related liabilities................     12,834       15,150
Accrued operational expenses...................     38,705       34,728
Deferred gain on sale of property and equipment         --       40,616
Microwave relocation obligation, long-term.....     15,736       15,736
Accrued liability of loss on derivatives.......         --        8,545
Other liabilities..............................     10,323       14,604
                                                  --------     --------
                                                   173,974      191,753
Less: non-current portion......................     22,056       58,455
                                                  --------     --------
                                                  $151,918     $133,298
                                                  ========     ========

4. Long-term Debt

   Long-term debt consists of the following:

                                            December 31, September 30,
                                                2000         2001
                                            ------------ -------------
                                                          (unaudited)
         Senior credit facility............  $  325,000   $  510,000
         Senior subordinated notes.........     450,000      450,000
         Senior subordinated discount notes     396,572      431,525
         Vendor financing..................      47,443       50,950
         U.S. Government financing.........      71,072       73,015
                                             ----------   ----------
                                              1,290,087    1,515,490
         Less current portion..............       1,459        1,528
                                             ----------   ----------
                                             $1,288,628   $1,513,962
                                             ==========   ==========

  Senior Credit Facility

   On April 5, 2001, the Company drew $35,000 from its Senior Credit Facility Tranche C term loan. Interest on the Tranche C loan was 6.83% at September 30, 2001.

   On July 6, 2001, the Company drew $50,000 from its Senior Credit Facility Tranche A term loan. Interest on the Tranche A loan was 6.32% at September 30, 2001.

   On August 9 and September 10, 2001, the Company drew $50,000 and $50,000, respectively, from its Senior Credit Facility revolver. Interest on the revolver loan was 6.08% at September 30, 2001.

5. Other Comprehensive Loss

   Other comprehensive loss for the three and nine months ended September 30, 2000 and 2001 consists of the following:

                                                         For the three For the nine
                                                         months ended  months ended
                                                         September 30, September 30,
                                                         ------------  ------------
                                                         2000  2001    2000  2001
                                                         ----  ----    ----  ----
                                                          (unaudited)   (unaudited)
Reclassification of gains realized on sale of securities $ -- $    --  $ -- $  (958)
Unrealized holding losses from interest rate swaps......   --  (6,592)   --  (8,545)
                                                         ---- -------  ---- -------
Other comprehensive loss................................ $ -- $(6,592) $ -- $(9,503)
                                                         ==== =======  ==== =======

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


6. Sale of Telecommunication Towers

   On March 16, May 17, June 29, July 17, and September 19, 2001, the Company completed the sales and transfer to SBA Communications Corporation (SBA) of a total of 262 towers and related assets for an aggregate purchase price of $85,805, reflecting a price of approximately $328 per site. Concurrently with the initial sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to each sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

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

   On August 30, 2001, the Company purchased C-block licenses in various locations in Iowa for an aggregate purchase price of $10,920 in cash. The licenses cover the following locations in Iowa: Burlington, Ottumwa, Mason City, Marshall Town, and Fort Dodge.

   On August 31, 2001, the Company purchased C-block licenses in Sioux City, Iowa for an aggregate purchase price of $8,562. As consideration for the licenses, the Company paid $6,257 in cash and assumed approximately $2,305, including $13 of accrued interest, in U.S. Government financing related to the licenses.

8. Related Parties

   The Company engages in transactions with its affiliate company Tritel, Inc. (Tritel), each of which is a wholly-owned subsidiary of TeleCorp PCS, Inc. (TeleCorp PCS). These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair value of the underlying transaction. For the three and nine months ended September 30, 2001, the Company recognized an expense reduction of $1,515 and $4,426, respectively, related to personnel shared with Tritel. In addition, for the three and nine months ended September 30, 2001, the Company recognized rental revenue of $54 and $162, respectively, related to telecommunications assets shared with Tritel. Charges for roaming revenues and expenses provided between companies for the three months ended September 30, 2001 were $1,302 and $2036, respectively, and for the nine months ended September 30, 2001 were $3,002 and $4,742, respectively. As of September 30, 2001, the Company had a receivable from Tritel of $70 included in other current assets.

   During the nine months ended September 30, 2001, the Company received $48,701 in cash related to mandatorily redeemable preferred stock subscriptions receivable of TeleCorp PCS. The Company also paid certain liabilities on its parent behalf totaling $15,532. As of September 30, 2001, the Company's balance due from parent totaled $51,314.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


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

   Consolidating financial statements of TeleCorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiary of TCI, and the non-guarantor subsidiaries of TeleCorp Wireless, Inc. as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 have been included on the following pages.

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
                                               ---------- ---------- ---------- ------------
                 ASSETS
Current assets:
   Cash and cash equivalents.................. $  228,758  $     --   $    --     $     --
   Short-term investments.....................     34,189        --        --           --
   Accounts receivable, net...................         --    44,792        --       44,792
   Inventory..................................         --    23,680        --       23,680
   Prepaid expenses and other current
    assets....................................        111     5,992     2,921        8,913
                                               ----------  --------   -------     --------
      Total current assets....................    263,058    74,464     2,921       77,385
Property and equipment, net...................         --   655,218        --      655,218
PCS licenses and microwave relocation
 costs, net...................................         --        --        --           --
Intangible assets--AT&T agreements,
 net..........................................    174,775        --        --           --
Other assets..................................     33,355        45       938          983
Investments in subsidiaries...................  1,092,175     1,320    (1,320)          --
                                               ----------  --------   -------     --------
      Total assets............................ $1,563,363  $731,047   $ 2,539     $733,586
                                               ==========  ========   =======     ========

      LIABILITIES AND STOCKHOLDER'S
             EQUITY (DEFICIT)
Current liabilities:
   Accounts payable........................... $       --  $ 45,819   $    --     $ 45,819
   Accrued expenses and other.................         --   151,433       485      151,918
   Microwave relocation obligation,
    current portion...........................         --        --        --           --
   Long-term debt, current portion............         --        --        --           --
   Accrued interest...........................     24,505       310        --          310
                                               ----------  --------   -------     --------
      Total current liabilities...............     24,505   197,562       485      198,047
Long-term debt................................  1,219,014        --        --           --
Accrued expenses and other....................         --        --     1,930        1,930
                                               ----------  --------   -------     --------
      Total liabilities.......................  1,243,519   197,562     2,415      199,977
                                               ----------  --------   -------     --------
Commitments and contingencies
Stockholder's equity (deficit)................    319,844   533,485       124      533,609
                                               ----------  --------   -------     --------
      Total liabilities and stockholder's
       equity (deficit)....................... $1,563,363  $731,047   $ 2,539     $733,586
                                               ==========  ========   =======     ========

                                                      TeleCorp Wireless, Inc.
                                               --------------------------------------
                                                   Non-
                                                Guarantor
                                               Subsidiaries Eliminations Consolidated
                                               ------------ ------------ ------------
                 ASSETS
Current assets:
   Cash and cash equivalents..................   $     --   $        --   $  228,758
   Short-term investments.....................         --            --       34,189
   Accounts receivable, net...................         --            --       44,792
   Inventory..................................         --            --       23,680
   Prepaid expenses and other current
    assets....................................         --            --        9,024
                                                 --------   -----------   ----------
      Total current assets....................         --            --      340,443
Property and equipment, net...................         --            --      655,218
PCS licenses and microwave relocation
 costs, net...................................    668,472            --      668,472
Intangible assets--AT&T agreements,
 net..........................................         --            --      174,775
Other assets..................................      3,511            --       37,849
Investments in subsidiaries...................         --    (1,092,175)          --
                                                 --------   -----------   ----------
      Total assets............................   $671,983   $(1,092,175)  $1,876,757
                                                 ========   ===========   ==========

      LIABILITIES AND STOCKHOLDER'S
             EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...........................   $     --   $        --   $   45,819
   Accrued expenses and other.................         --            --      151,918
   Microwave relocation obligation,
    current portion...........................     21,232            --       21,232
   Long-term debt, current portion............      1,459            --        1,459
   Accrued interest...........................        986            --       25,801
                                                 --------   -----------   ----------
      Total current liabilities...............     23,677            --      246,229
Long-term debt................................     69,614            --    1,288,628
Accrued expenses and other....................     20,126            --       22,056
                                                 --------   -----------   ----------
      Total liabilities.......................    113,417            --    1,556,913
                                                 --------   -----------   ----------
Commitments and contingencies
Stockholder's equity (deficit)................    558,566    (1,092,175)     319,844
                                                 --------   -----------   ----------
      Total liabilities and stockholder's
       equity (deficit).......................   $671,983   $(1,092,175)  $1,876,757
                                                 ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Balance Sheet as of September 30, 2001 (unaudited):



                                                   TeleCorp Communications, Inc.           TeleCorp Wireless, Inc.
                                                 ---------------------------------- --------------------------------------
                                      TeleCorp      TCI-       Non-                     Non-
                                      Wireless,  Guarantor  Guarantor                Guarantor
                                         Inc     Subsidiary Subsidiary Consolidated Subsidiaries Eliminations Consolidated
                                      ---------- ---------- ---------- ------------ ------------ ------------ ------------
              ASSETS
Current assets:
   Cash and cash equivalents......... $   19,858  $     --    $   --     $     --     $     --   $        --   $   19,858
   Accounts receivable, net..........         --    88,118        --       88,118           --            --       88,118
   Inventory.........................         --     7,483        --        7,483           --            --        7,483
   Prepaid expenses and other
    current assets...................         16    22,617     3,841       26,458           --            --       26,474
                                      ----------  --------    ------     --------     --------   -----------   ----------
      Total current assets...........     19,874   118,218     3,841      122,059           --            --      141,933
Property and equipment, net..........         --   773,150        --      773,150           --            --      773,150
PCS licenses and microwave
 relocation costs, net...............         --        --        --           --      715,232            --      715,232
Intangible assets--AT&T agreements,
 net.................................    157,224        --        --           --           --            --      157,224
Other assets.........................     30,346       401     2,351        2,752        3,632            --       36,730
Investment in subsidiaries...........  1,311,955     4,395        --        4,395           --    (1,316,350)          --
                                      ----------  --------    ------     --------     --------   -----------   ----------
      Total assets................... $1,519,399  $896,164    $6,192     $902,356     $718,864   $(1,316,350)  $1,824,269
                                      ==========  ========    ======     ========     ========   ===========   ==========

          LIABILITIES AND
        STOCKHOLDER'S EQUITY
             (DEFICIT)
Current liabilities:
   Accounts payable.................. $       --  $ 32,648    $   --     $ 32,648     $     --   $        --   $   32,648
   Accrued expenses and other........      8,545   124,449       304      124,753           --            --      133,298
   Microwave relocation obligation,
    current portion..................         --        --        --           --       14,655            --       14,655
   Long-term debt, current portion...         --        --        --           --        1,528            --        1,528
   Accrued interest..................     14,053       310        --          310        1,034            --       15,397
                                      ----------  --------    ------     --------     --------   -----------   ----------
      Total current liabilities......     22,598   157,407       304      157,711       17,217            --      197,526
Long-term debt.......................  1,442,475        --        --           --       71,487            --    1,513,962
Accrued expenses and other...........         --    37,663     1,493       39,156       19,299            --       58,455
                                      ----------  --------    ------     --------     --------   -----------   ----------
      Total liabilities..............  1,465,073   195,070     1,797      196,867      108,003            --    1,769,943
                                      ----------  --------    ------     --------     --------   -----------   ----------
Commitments and contingencies
Stockholder's equity (deficit).......     54,326   701,094     4,395      705,489      610,861    (1,316,350)      54,326
                                      ----------  --------    ------     --------     --------   -----------   ----------
      Total liabilities and
       stockholder's equity
       (deficit)..................... $1,519,399  $896,164    $6,192     $902,356     $718,864   $(1,316,350)  $1,824,269
                                      ==========  ========    ======     ========     ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the three months ended September 30, 2000 (unaudited):



                                                       TeleCorp Communications, Inc.
                                           -----------------------------------------------------
                                TeleCorp       TCI-        Non-
                                Wireless,   Guarantor    Guarantor
                                   Inc      Subsidiary  Subsidiary   Eliminations   Consolidated
                               ----------  -----------  ----------- -------------  -------------
Revenue:
   Service.................... $       --  $    64,272  $        -- $          --  $      64,272
   Roaming....................         --       18,307           --            --         18,307
   Equipment..................         --        9,312           --            --          9,312
   Intercompany...............      1,789           --        6,249        (6,249)            --
                               ----------  -----------  ----------- -------------  -------------
      Total revenue...........      1,789       91,891        6,249        (6,249)        91,891
                               ----------  -----------  ----------- -------------  -------------
Operating expenses:
   Cost of revenue............         --       37,237           --        (6,249)        30,988
   Operations and
    development...............         --        7,794        6,249            --         14,043
   Selling and marketing......         --       43,689           --            --         43,689
   General and
    administrative............         --       31,429           --            --         31,429
   Depreciation and
    amortization..............      1,789       29,284           --            --         29,284
                               ----------  -----------  ----------- -------------  -------------
      Total operating
       expenses...............      1,789      149,433        6,249        (6,249)       149,433
                               ----------  -----------  ----------- -------------  -------------
      Operating income
       (loss).................         --      (57,542)          --            --        (57,542)
Other income (expense):
   Interest expense...........    (29,314)     (23,950)          --            --        (23,950)
   Interest income and other..     29,314           --           --            --             --
   Equity in net loss of
    subsidiaries..............    (81,492)          --           --            --             --
                               ----------  -----------  ----------- -------------  -------------
      Net (loss) income....... $  (81,492) $   (81,492) $        -- $          --  $     (81,492)
                               ==========  ===========  =========== =============  =============


                                         TeleCorp Wireless, Inc.
                               -------------------------------------------
                                    Non-
                                 Guarantor
                                Subsidiaries   Eliminations   Consolidated
                               -------------  -------------  -------------
Revenue:
   Service.................... $          --  $          --  $      64,272
   Roaming....................            --             --         18,307
   Equipment..................            --             --          9,312
   Intercompany...............         1,726         (3,515)            --
                               -------------  -------------  -------------
      Total revenue...........         1,726         (3,515)        91,891
                               -------------  -------------  -------------
Operating expenses:
   Cost of revenue............            --         (3,515)        27,473
   Operations and
    development...............            --             --         14,043
   Selling and marketing......            --             --         43,689
   General and
    administrative............            --             --         31,429
   Depreciation and
    amortization..............         1,314             --         32,387
                               -------------  -------------  -------------
      Total operating
       expenses...............         1,314         (3,515)       149,021
                               -------------  -------------  -------------
      Operating income
       (loss).................           412             --        (57,130)
Other income (expense):
   Interest expense...........          (412)        23,950        (29,726)
   Interest income and other..            --        (23,950)         5,364
   Equity in net loss of
    subsidiaries..............            --         81,492             --
                               -------------  -------------  -------------
      Net (loss) income....... $          --  $      81,492  $     (81,492)
                               =============  =============  =============

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the three months ended September 30, 2001 (unaudited):

                                                            TeleCorp Communications, Inc.
                                                   ----------------------------------------------
                                        TeleCorp      TCI-       Non-
                                        Wireless,  Guarantor  Guarantor
                                          Inc.     Subsidiary Subsidiary Eliminations Consolidated
                                        ---------  ---------- ---------- ------------ ------------
Revenue:
   Service............................. $      --   $103,120    $   87     $    --      $103,207
   Roaming.............................        --     21,193        --          --        21,193
   Equipment...........................        --     12,427        --          --        12,427
   Intercompany........................     5,850         --     7,906      (7,906)           --
                                        ---------   --------    ------     -------      --------
      Total revenue....................     5,850    136,740     7,993      (7,906)      136,827
                                        ---------   --------    ------     -------      --------
Operating expenses:
   Cost of revenue.....................        --     60,382        --      (7,906)       52,476
   Operations and development..........        --      9,176     7,906          --        17,082
   Selling and marketing...............        --     47,664        --          --        47,664
   General and administrative..........        --     44,194        --          --        44,194
   Depreciation and amortization.......     5,850     39,901        --          --        39,901
                                        ---------   --------    ------     -------      --------
      Total operating expenses.........     5,850    201,317     7,906      (7,906)      201,317
                                        ---------   --------    ------     -------      --------
      Operating income (loss)..........        --    (64,577)       87          --       (64,490)
Other income (expense):
   Interest expense....................   (32,313)   (32,088)       --          --       (32,088)
   Interest income and other...........    32,313         --        --          --            --
   Equity in net loss of subsidiaries..   (96,578)        --        --          --            --
                                        ---------   --------    ------     -------      --------
      Net (loss) income................   (96,578)   (96,665)       87          --       (96,578)
                                        ---------   --------    ------     -------      --------
Other comprehensive loss, net of tax...    (6,592)        --        --          --            --
                                        ---------   --------    ------     -------      --------
      Comprehensive (loss) income...... $(103,170)  $(96,665)   $   87     $    --      $(96,578)
                                        =========   ========    ======     =======      ========

                                               TeleCorp Wireless, Inc.
                                        -------------------------------------
                                            Non-
                                         Guarantor
                                        Subsidiaries Eliminations Consolidated
                                        ------------ ------------ ------------
Revenue:
   Service.............................   $    --      $     --    $ 103,207
   Roaming.............................        --            --       21,193
   Equipment...........................        --            --       12,427
   Intercompany........................     5,563       (11,413)          --
                                          -------      --------    ---------
      Total revenue....................     5,563       (11,413)     136,827
                                          -------      --------    ---------
Operating expenses:
   Cost of revenue.....................        --       (11,413)      41,063
   Operations and development..........        --            --       17,082
   Selling and marketing...............        --            --       47,664
   General and administrative..........        --            --       44,194
   Depreciation and amortization.......     4,024            --       49,775
                                          -------      --------    ---------
      Total operating expenses.........     4,024       (11,413)     199,778
                                          -------      --------    ---------
      Operating income (loss)..........     1,539            --      (62,951)
Other income (expense):
   Interest expense....................    (1,539)       32,088      (33,852)
   Interest income and other...........        --       (32,088)         225
   Equity in net loss of subsidiaries..        --        96,578           --
                                          -------      --------    ---------
      Net (loss) income................        --        96,578      (96,578)
                                          -------      --------    ---------
Other comprehensive loss, net of tax...        --            --       (6,592)
                                          -------      --------    ---------
      Comprehensive (loss) income......   $    --      $ 96,578    $(103,170)
                                          =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the nine months ended September 30, 2000 (unaudited):

                                                TeleCorp Communications, Inc.                 TeleCorp Wireless, Inc.
                                       ----------------------------------------------  -------------------------------------
                            TeleCorp      TCI-       Non-                                  Non-
                            Wireless,  Guarantor  Guarantor                             Guarantor
                              Inc.     Subsidiary Subsidiary Eliminations Consolidated Subsidiaries Eliminations Consolidated
                            ---------  ---------- ---------- ------------ ------------ ------------ ------------ ------------
Revenue:
   Service................. $      --  $ 152,328   $    --     $     --    $ 152,328     $    --      $     --    $ 152,328
   Roaming.................        --     44,458        --           --       44,458          --            --       44,458
   Equipment...............        --     22,562        --           --       22,562          --            --       22,562
   Intercompany............     5,366         --    18,058      (18,058)          --       5,110       (10,476)          --
                            ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Total revenue........     5,366    219,348    18,058      (18,058)     219,348       5,110       (10,476)     219,348
                            ---------  ---------   -------     --------    ---------     -------      --------    ---------
Operating expenses:
   Cost of revenue.........        --     96,440        --      (18,058)      78,382          --       (10,476)      67,906
   Operations and
    development............        --     21,520    18,058           --       39,578          --            --       39,578
   Selling and
    marketing..............        --    118,455        --           --      118,455          --            --      118,455
   General and
    administrative.........        --    105,776        --           --      105,776          --            --      105,776
   Depreciation and
    amortization...........     5,366     73,949        --           --       73,949       3,455            --       82,770
                            ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Total operating
       expenses............     5,366    416,140    18,058      (18,058)     416,140       3,455       (10,476)     414,485
                            ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Operating income
       (loss)..............        --   (196,792)       --           --     (196,792)      1,655            --     (195,137)
Other income (expense):
   Interest expense........   (62,334)   (53,073)       --           --      (53,073)     (1,655)       53,073      (63,989)
   Interest income and
    other..................    62,334         --        --           --           --          --       (53,073)       9,261
   Equity in net loss of
    subsidiaries...........  (249,865)        --        --           --           --          --       249,865           --
                            ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Net (loss)
       income.............. $(249,865) $(249,865)  $    --     $     --    $(249,865)    $    --      $249,865    $(249,865)
                            =========  =========   =======     ========    =========     =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the nine months ended September 30, 2001 (unaudited):

                                                    TeleCorp Communications, Inc.                 TeleCorp Wireless, Inc.
                                           ----------------------------------------------  -------------------------------------
                                TeleCorp      TCI-       Non-                                  Non-
                                Wireless,  Guarantor  Guarantor                             Guarantor
                                  Inc.     Subsidiary Subsidiary Eliminations Consolidated Subsidiaries Eliminations Consolidated
                                ---------  ---------- ---------- ------------ ------------ ------------ ------------ ------------
Revenue:
   Service..................... $      --  $ 259,768   $   725     $     --    $ 260,493     $    --      $     --    $ 260,493
   Roaming.....................        --     56,791        --           --       56,791          --            --       56,791
   Equipment...................        --     30,264        --           --       30,264          --            --       30,264
   Intercompany................    17,550         --    19,530      (19,530)          --      15,014       (32,564)          --
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Total revenue............    17,550    346,823    20,255      (19,530)     347,548      15,014       (32,564)     347,548
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
Operating expenses:
   Cost of revenue.............              155,342        --      (19,530)     135,812          --       (32,564)     103,248
   Operations and
    development................        --     31,279    19,530           --       50,809          --            --       50,809
   Selling and marketing.......        --    137,050        --           --      137,050          --            --      137,050
   General and
    administrative.............        --    120,951        --           --      120,951          --            --      120,951
   Depreciation and
    amortization...............    17,550    112,904        --           --      112,904      10,386            --      140,840
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Total operating
       expenses................    17,550    557,526    19,530      (19,530)     557,526      10,386       (32,564)     552,898
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Operating income
       (loss)..................        --   (210,703)      725           --     (209,978)      4,628            --     (205,350)
Other income (expense):
   Interest expense............   (97,622)   (93,014)       --           --      (93,014)     (4,628)       93,014     (102,250)
   Interest income and
    other......................    97,622         --        --           --           --          --       (93,014)       4,608
Equity in net loss of
 subsidiaries..................  (302,992)        --        --           --           --          --       302,992           --
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Net (loss)
       income..................  (302,992)  (303,717)      725           --     (302,992)         --       302,922     (302,992)
Other comprehensive loss, net
 of tax........................    (9,503)        --        --           --           --          --            --       (9,503)
                                ---------  ---------   -------     --------    ---------     -------      --------    ---------
      Comprehensive (loss)
       income.................. $(312,495) $(303,717)  $   725     $     --    $(302,992)    $    --      $302,922    $(312,495)
                                =========  =========   =======     ========    =========     =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Condensed Statement of Cash Flows for the nine months ended September 30, 2000 (unaudited):

                                              TeleCorp Communications, Inc.                   TeleCorp Wireless, Inc.
                                            ---------------------------------  ----------------------------------------
                                 TeleCorp      TCI-       Non-                     Non-
                                 Wireless,  Guarantor  Guarantor                Guarantor    Black Label
                                   Inc.     Subsidiary Subsidiary Consolidated Subsidiaries Wireless, Inc. Eliminations
                                 ---------  ---------- ---------- ------------ ------------ -------------- ------------
Cash flows from operating
 activities:
   Net cash provided by (used
    in) operating activities.... $(355,972) $ 236,770     $ --     $ 236,770     $ 20,125      $     20        $ --
Cash flows from investing
 activities:
   Expenditures for property
    and equipment...............        --   (234,058)      --      (234,058)          --       (15,752)         --
   Capitalized interest.........        --     (2,712)      --        (2,712)          --            --          --
   Purchase of short-term
    investments, net............  (125,739)        --       --            --           --            --          --
   Expenditures for
    microwave relocation........        --         --       --            --       (5,398)           --          --
   Purchase of PCS licenses,
    Black Label Wireless,
    Inc.........................        --         --       --            --           --       (12,166)         --
   Purchase of PCS licenses.....        --         --       --            --         (733)           --          --
   Deposit on PCS licenses,
    net.........................        --         --       --            --       (2,761)           --          --
   Payment of Tritel
    acquisition costs...........        --         --       --            --      (10,214)           --          --
                                 ---------  ---------     ----     ---------     --------      --------        ----
      Net cash used in
       investing activities.....  (125,739)  (236,770)      --      (236,770)     (19,106)      (27,918)         --
Cash flows from financing
 activities:
   Proceeds from sale of
    common
    stock.......................    41,869         --       --            --           --            --          --
   Proceeds from receipt of
    preferred stock
    subscription receivable.....    37,650         --       --            --           --            --          --
   Proceeds from long-term
    debt........................   550,000         --       --            --           --        29,422          --
   Payments on long-term
    debt........................        --         --       --            --       (1,019)           --          --
   Payments of debt issuance
    costs.......................   (14,159)        --       --            --           --            --          --
                                 ---------  ---------     ----     ---------     --------      --------        ----
      Net cash provided by
       (used in) financing
       activities...............   615,360         --       --            --       (1,019)       29,422          --
                                 ---------  ---------     ----     ---------     --------      --------        ----
Net decrease in cash and cash
 equivalents....................   133,649         --       --            --           --         1,524          --
Cash and cash equivalents at the
 beginning of period............   182,330         --       --            --           --            --          --
                                 ---------  ---------     ----     ---------     --------      --------        ----
Cash and cash equivalents at the
 end of period.................. $ 315,979  $      --     $ --     $      --     $     --         1,524        $ --
                                 =========  =========     ====     =========     ========      ========        ====




                                 Consolidated
                                 ------------
Cash flows from operating
 activities:
   Net cash provided by (used
    in) operating activities....  $ (99,057)
Cash flows from investing
 activities:
   Expenditures for property
    and equipment...............    249,810
   Capitalized interest.........     (2,712)
   Purchase of short-term
    investments, net............   (125,739)
   Expenditures for
    microwave relocation........     (5,398)
   Purchase of PCS licenses,
    Black Label Wireless,
    Inc.........................    (12,166)
   Purchase of PCS licenses.....       (733)
   Deposit on PCS licenses,
    net.........................     (2,761)
   Payment of Tritel
    acquisition costs...........    (10,214)
                                  ---------
      Net cash used in
       investing activities.....   (409,533)
Cash flows from financing
 activities:
   Proceeds from sale of
    common
    stock.......................     41,869
   Proceeds from receipt of
    preferred stock
    subscription receivable.....     37,650
   Proceeds from long-term
    debt........................    579,422
   Payments on long-term
    debt........................     (1,019)
   Payments of debt issuance
    costs.......................    (14,159)
                                  ---------
      Net cash provided by
       (used in) financing
       activities...............    643,763
                                  ---------
Net decrease in cash and cash
 equivalents....................    135,173
Cash and cash equivalents at the
 beginning of period............    182,330
                                  ---------
Cash and cash equivalents at the
 end of period..................  $ 317,503
                                  =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Condensed Statement of Cash Flows for the nine months ended September 30, 2001 (unaudited):

                                                        TeleCorp Communications, Inc.           TeleCorp Wireless, Inc.
                                                      ---------------------------------  -------------------------------------
                                           TeleCorp      TCI-       Non-                     Non-
                                           Wireless,  Guarantor  Guarantor                Guarantor
                                             Inc.     Subsidiary Subsidiary Consolidated Subsidiaries Eliminations Consolidated
                                           ---------  ---------- ---------- ------------ ------------ ------------ ------------
Cash flows from operating activities:
   Net cash provided by (used in)
    operating activities.................. $(476,573) $ 226,773     $ --     $ 226,773     $ 62,209       $ --      $(187,591)
                                           ---------  ---------     ----     ---------     --------       ----      ---------
Cash flows from investing activities:
   Expenditures for property and
    equipment.............................        --   (287,221)      --      (287,221)          --         --       (287,221)
   Purchase of short-term investments.....    (7,929)        --       --            --           --         --         (7,929)
   Proceeds from sale of short-term
    investments...........................    42,118         --       --            --           --         --         42,118
   Capitalized interest...................        --     (5,110)      --        (5,110)          --         --         (5,110)
   Proceeds from sale of property and
    equipment.............................        --     85,805       --        85,805           --         --         85,805
   Expenditures for microwave
    relocation............................        --         --       --            --       (5,515)        --         (5,515)
   Purchase of PCS licenses...............        --         --       --            --      (55,628)        --        (55,628)
   Payment of Tritel acquisition costs....        --    (20,247)      --       (20,247)          --         --        (20,247)
                                           ---------  ---------     ----     ---------     --------       ----      ---------
      Net cash provided by (used in)
       investing activities...............    34,189   (226,773)      --      (226,773)     (61,143)        --       (253,727)
                                           ---------  ---------     ----     ---------     --------       ----      ---------
Cash flows from financing activities:
   Proceeds from long-term debt...........   185,000         --       --            --           --         --        185,000
   Receipt of preferred stock
    subscription receivable...............    48,701         --       --            --           --         --         48,701
   Payments on long-term debt.............        --         --       --            --       (1,066)        --         (1,066)
   Payments of debt issuance costs........      (217)        --       --            --           --         --           (217)
                                           ---------  ---------     ----     ---------     --------       ----      ---------
      Net cash provided by (used in)
       financing activities...............   233,484         --       --            --       (1,066)        --        232,418
                                           ---------  ---------     ----     ---------     --------       ----      ---------
Net decrease in cash and cash equivalents.  (208,900)        --       --            --           --         --       (208,900)
Cash and cash equivalents at the beginning
 of period................................   228,758         --       --            --           --         --        228,758
                                           ---------  ---------     ----     ---------     --------       ----      ---------
Cash and cash equivalents at the end of
 period................................... $  19,858  $      --     $ --     $      --     $     --       $ --      $  19,858
                                           =========  =========     ====     =========     ========       ====      =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


10. Subsequent Event

   On October 7, 2001, TeleCorp PCS, Inc. (TeleCorp), the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into TeleCorp with TeleCorp continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by TeleCorp's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other than shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

 . each issued and outstanding share of TeleCorp's common stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp preferred stock;

 . each issued and outstanding share of TeleCorp's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

 . each issued and outstanding share TeleCorp's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

 . each issued and outstanding share of TeleCorp's series F and G preferred stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock.

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

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 23 million people. As of September 30, 2001, the Company had launched service in 38 markets having approximately 19 million people and representing approximately 83% of the population where the Company holds licenses in the United States and Puerto Rico. As of September 30, 2001, the Company served more than 601,900 customers. Under the terms of the strategic alliance the Company has with AT&T Wireless the Company is AT&T Wireless's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly owned subsidiary of TeleCorp PCS, Inc.

   On October 7, 2001, TeleCorp PCS, Inc. (TeleCorp), the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into TeleCorp with TeleCorp continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by TeleCorp's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other than shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

 . each issued and outstanding share of TeleCorp's common stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp preferred stock;

 . each issued and outstanding share of TeleCorp's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

 . each issued and outstanding share of TeleCorp's series F and G preferred stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock.

Results of Operations

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

Subscribers

   Net additions were 44,176 and 85,562 for the three months ended September 30, 2001 and 2000, respectively. Total PCS subscribers were 601,947 and 405,444 as of September 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to launching additional markets from the period October 1, 2000 to September 30, 2001.

Revenue

   Revenue for the three months ended September 30, 2001 and 2000 was $136.8 million and $91.9 million, respectively. Service revenue was $103.2 million and $64.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase in service revenue of $38.9 million was due to the addition of approximately 197,000 subscribers from October 1, 2000 to September 30, 2001 and to the launch of additional markets. Roaming revenue was $21.2 million and $18.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase in roaming revenue of $2.9 million was due primarily to additional cell sites being added since the three months ended September 30, 2000. Equipment revenue was $12.4 million and $9.3 million for the three months ended September 30, 2001 and 2000, respectively. The equipment revenue increase of $3.1 million over 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the three months ended September 30, 2001.

Cost of revenue

   Cost of revenue was $41.1 million and $27.5 million for the three months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue of $13.6 million over the same period in 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due in connection with the growth in gross customer additions during the three months ended September 30, 2001.

Operations and development

   Operations and development expense was $17.1 million and $14.0 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $3.1 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $47.7 million and $43.7 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $4.0 million over the same period in 2000 was primarily due to the cost of acquiring the increased number of new subscribers. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $44.2 million and $31.4 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $12.8 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $49.8 million and $32.4 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $17.4 million over the same period in 2000 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T and AT&T Wireless operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest expense

   Interest expense was $33.9 million, net of capitalized interest of $2.3 million, for the three months ended September 30, 2001. Interest expense was $29.7 million, net of capitalized interest of $0.9 million, for the three months ended September 30, 2000. The increase of $4.2 million over the same period in 2000 relates primarily to additional FCC debt issued throughout 2000 and $185 million of additional senior credit facility drawn during 2001.

Interest income and other

   Interest income and other was $0.2 million and $5.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $5.2 million from the same period in 2000 was due primarily to lower average daily cash and short-term investment balances during the three months ended September 30, 2001.

Results of Operations

  Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Subscribers

   Net additions were 141,197 and 263,213 for the nine months ended September 30, 2001 and 2000, respectively. Total PCS subscribers were 601,947 and 405,444 as of September 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to launching additional markets from the period October 1, 2000 to September 30, 2001.

Revenue

   Revenue for the nine months ended September 30, 2001 and 2000 was $347.5 million and $219.3 million, respectively. Service revenue was $260.5 million and $152.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in service revenue of $108.2 million was due to the addition of approximately 197,000 subscribers from October 1, 2000 to September 30, 2001 and to the launch of additional markets. Roaming revenue was $56.8 million and $44.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in roaming revenue of $12.3 million was due primarily to additional cell sites being added since the nine months ended September 30, 2000. Equipment revenue was $30.3 million and $22.6 million for the nine months ended September 30, 2001 and 2000, respectively. The equipment revenue increase of $7.7 million over 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the nine months ended September 30, 2001.

Cost of revenue

   Cost of revenue was $103.2 million and $67.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue of $35.3 million over the same period in 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs in connection with the growth in gross additions during the nine months ended September 30, 2001.

Operations and development

   Operations and development expense was $50.8 million and $39.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $11.2 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $137.1 million and $118.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $18.6 million over the same period in 2000 was primarily due to the cost of acquiring the increased number of new subscribers. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $121.0 million and $105.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $15.2 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $140.8 million and $82.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $58.0 million over the same period in 2000 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T and AT&T Wireless operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest expense

   Interest expense was $102.3 million, net of capitalized interest of $5.1 million, for the nine months ended September 30, 2001. Interest expense was $64.0 million, net of capitalized interest of $2.7 million, for the nine months ended September 30, 2000. The increase of $38.3 million over the same period in 2000 relates primarily to interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional FCC debt issued throughout 2000, and $185 million of additional senior credit facility drawn during 2001.

Interest income and other

   Interest income and other was $4.6 million and $9.3 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $4.7 million over the same period in 2000 was due primarily to lower average daily cash and short-term investment balances during the nine months ended September 30, 2001.

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

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit
  No.                                           Description
-------                                         -----------

 10.1*  Master Services Agreement, dated September 5, 2001, between Convergys Information Management
        Group Inc., TeleCorp Communications, Inc. and Tritel Communications, Inc.

--------
* Incorporated by reference to the TeleCorp PCS, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: November 14, 2001

                            TELECORP WIRELESS, INC.

                            By:            /S/ THOMAS H. SULLIVAN
                                --------------------------------------------
                                             Thomas H. Sullivan
                                     President, Treasurer and Secretary
                                (Duly Authorized and Principal Financial and
                                            Accounting Officer)

    Date: November 14, 2001

                            SUBSIDIARY OF TELECORP WIRELESS, INC.

                            TELECORP COMMUNICATIONS, INC.

                            By:            /S/ THOMAS H. SULLIVAN
                                --------------------------------------------
                                             Thomas H. Sullivan
                                     President, Treasurer and Secretary
                                (Duly Authorized and Principal Financial and
                                            Accounting Officer)