Form 10-K405
period 2001-12-31
TELECORP WIRELESS INC; TELECORP COMMUNICATIONS INC
filed 2002-03-29
CIK 1089341, 1092935

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the fiscal year ended December 31, 2001

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
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

           and the following subsidiary of TeleCorp Wireless, Inc.:
                      Commission file number 333-43596-01

                         TeleCorp Communications, Inc.
            (Exact name of registrant as specified in its charter)

                      DELAWARE                 52-2105807
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

Forward-Looking Statements or Information

   This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of its authorized executive officers may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking
Statements: Cautionary Statements" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

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

   TeleCorp Wireless, Inc. (the Company or TeleCorp Wireless), formerly TeleCorp PCS, Inc., was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding in order to effect an affiliation with AT&T and AT&T Wireless Services, Inc. Upon completion of that transaction in 1998 (the 1998 AT&T transaction), TeleCorp Holding became a wholly-owned subsidiary of TeleCorp Wireless.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS. TeleCorp Wireless is hereafter referred to as the Company.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp. (the Merger
Sub), a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the AT&T Merger) on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with

AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the Securities and Exchange Commission. At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   The Company provides digital wireless personal communications services to a licensed service area covering approximately 22.3 million people. As of December 31, 2001, the Company had more than 649,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

Item 2.  Properties.

   The Company currently owns no real property. The Company has entered into leases for 48,842 square feet of office space in Arlington, Virginia, for use as its national headquarters. The Company also leases space for its call connection equipment and for the network operations center, customer care and data center in Memphis, Tennessee. Further, the Company has operating leases primarily related to its other regional offices, retail store locations, distribution outlets, office space and network equipment sites.

Item 3.  Legal Proceedings.

   None.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   None.

Item 6.  Selected Financial Data.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

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

Overview

   In anticipation of the acquisition of Tritel by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company, was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS. TeleCorp Wireless is hereafter referred to as the Company.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp. (the Merger Sub), a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the Securities and Exchange Commission. At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   The Company provides digital wireless personal communications services to a licensed service area covering approximately 22.3 million people. As of December 31, 2001, the Company had more than 649,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico; New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

Critical Accounting Polices and Estimates

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that the critical accounting policies are limited to those described below. The following critical accounting policies should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this filing.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services.

   The majority of the Company's revenues are from providing wireless mobility services to the Company's subscribers as well as subscribers of other wireless carriers traveling in the Company's service area and the sale of equipment and accessories. Revenue is recognized when persuasive evidence of an arrangement exists (as provided by agreements or contracts executed), delivery has occurred or services have been rendered, prices are fixed and determinable and collection is reasonably assured.

   Wireless mobility services revenue consists of monthly recurring and non-recurring charges for activation, local, long distance, roaming and airtime used in excess of pre-subscribed usage. Activation revenue is billed upon initiation of service, recorded as deferred revenue, and recognized over the expected customer relationship period, but never less than the contractual period. The Company has determined the expected customer life to be four years. Direct incremental costs of activation are deferred, to the extent of the amount of deferred activation revenue, and amortized to expense over the expected customer relationship period. Any losses on activation are recognized immediately since we choose not to enforce customer contracts for the full term. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided.

   Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided. Generally, airtime roaming and long distance charges are billed monthly and are recognized when service is provided.

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer or distributor and when any related future obligations are no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer or distributor. The loss on the sale of equipment is recognized upon recognition of the revenue. The Company records as a cost of revenue an amount equal to the revenue on equipment sales. The excess costs of handsets are recorded as a selling and marketing expense.

   Included in "Accounts Receivable, net" on the Company's Consolidated Balance Sheets is an allowance for doubtful accounts. Generally, before the Company does business with a new subscriber, the Company has a credit check performed to determine if the subscriber has a satisfactory credit rating. Depending on the subscriber's credit rating, the Company may require a cash deposit from the subscriber prior to initiating service. The allowance for doubtful accounts is estimated by Senior management based on a percentage of the monthly accounts receivable aging with the percentage determined based on historical experience. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will be potentially uncollectible. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes our allowance for doubtful accounts as of December 31, 2001 was adequate. However, no assurance can be given that actual write-offs will not exceed the recorded allowance.

   The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date.

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $15.0 million, for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

   In the normal course of business, the Company is party to various claims and legal proceedings. The Company records an accrual for these matters when an adverse outcome is probable and the amount of potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters will have a material effect upon the Company's financial condition, results of operations or cash flows. However, no guarantee can be given that the resolution of these matters will not have a material effect upon the financial condition, results of operations or cash flows of the Company.

   The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, a valuation allowance may have to be established against all or a significant portion of the deferred tax assets.

Contractual Obligations

   The following table illustrates the Company's contractual obligations:

                                         Payments Due By Period ($ in millions)
                                       -------------------------------------------
                                       Less than
                               Total    1 year   1-3 years 4-5 years After 5 years
                              -------- --------- --------- --------- -------------
Long-Term Debt............... $1,684.6  $ 10.3    $ 91.5    $133.9     $1,448.9
Operating Leases.............    203.2    42.8      76.9      46.3         37.2
                              --------  ------    ------    ------     --------
Total Contractual Obligations $1,887.8  $ 53.1    $168.4    $180.2     $1,486.1
                              ========  ======    ======    ======     ========

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

   Service revenue constituted the Company's largest component of revenue during the year ended December 31, 2001, at 75%. Roaming revenue and equipment revenue represented 16% and 9%, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T Wireless (excluding the Company) and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless (the Company's parent company), its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

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

Cost of revenue

   . Equipment. The Company purchases personal communications handsets and accessories from third party vendors to resell to its customers or distributors for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer or distributors. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

   . Roaming Fees. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease however minutes are expected to increase. The Company does not have any significant minimum purchase requirements under these arrangements.

   . Clearinghouse Fees. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when its customers use their network, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements under these arrangements. These fees are based on the number of call data records processed in a month.

   . Variable Interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements under these arrangements.

   . Variable Long Distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on the Company's customers' usage, applied at pre-negotiated rates with the other carriers. The Company does not have any significant minimum purchase requirements other than an obligation to AT&T Wireless, the Company's parent company, to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. The Company believes it will be able to meet these minimum requirements.

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

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready the Company's network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and will be depreciated over its estimated useful life ranging from three to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The Company's agreements with AT&T and AT&T Wireless are amortized on a straight-line basis over the related contractual terms, which range from three to ten years. Amortization of the AT&T and AT&T Wireless exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the initial AT&T transaction. See Recently Issued Accounting Standards for details associated with changes in accounting for indefinite lived intangible assets that are effective January 1, 2002.

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

Results of operations

  Year ended December 31, 2001 Compared to Year ended December 31, 2000

Subscribers

   Net additions were 189,051 and 358,869 for the years ended December 31, 2001 and 2000, respectively. Total PCS subscribers were 649,801 and 460,750 as of December 31, 2001 and 2000, respectively. The increase in PCS subscribers at December 31, 2001 as compared to December 31, 2000 was primarily due to sales and marketing efforts of the Company.

Revenue

   Revenue for the years ended December 31, 2001 and 2000 was $486.6 million and $316.1 million, respectively. Service revenue was $364.5 million and $219.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in service revenue of $145.2 million was due primarily to the addition of 189,051 subscribers from January 1, 2001 to December 31, 2001 and a full year of operations following the expansion in Iowa and Wisconsin at the end of 2000. Roaming revenue was $77.6 million and $63.0 million for the years ended December 31, 2001 and 2000, respectively. The increase in roaming revenue of $14.6 million was due primarily to the increase in roaming minutes as a result of the increase in cell sites from 1,296 at December 31, 2000 to 1,986 at December 31, 2001. Equipment revenue was $44.5 million and $33.8 million for the years ended December 31, 2001 and 2000, respectively. The equipment revenue increase of $10.7 million over 2000 was due primarily to the sales of handsets and accessories in connection with increased gross additions during 2001.

Cost of revenue

   Cost of revenue was $142.6 million and $98.2 million for the years ended December 31, 2001 and 2000, respectively. The increase in cost of revenue of $44.4 million over 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to increased gross additions during 2001.

Operations and development

   Operations and development costs were $68.6 million and $54.7 million (including $0.3 million and $1.6 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000, respectively. The increase, net of non-cash stock compensation, of $15.2 million over 2000 was primarily due to the expansion of coverage, additions of subscribers, and development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing costs were $180.0 million and $169.7 million (including $0.9 million and $2.0 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000, respectively. The increase, net of non-cash stock compensation, of $11.4 million over 2000 was primarily due to the cost of acquiring the increased gross additions in 2001. Costs associated with the Company's increased market base included advertising and promotion costs, commissions, handset rebates and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expenses were $170.0 million and $141.0 million (including $10.4 million and $31.3 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000, respectively. The increase, net of non-cash stock compensation, of $49.9 million over 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care, and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base.

Depreciation and amortization

   Depreciation and amortization expenses were $222.5 million and $119.8 million for the years ended December 31, 2001 and 2000, respectively. The increase of $102.7 million over 2000 relates primarily to depreciation of the increase of the Company's property and equipment due to markets launched in 2001 and a full year of depreciation of those assets related to markets launched in 2000.

Interest expense

   Interest expense was $137.8 million, net of capitalized interest of $4.4 million, for the year ended December 31, 2001. Interest expense was $97.1 million, net of capitalized interest of $4.4 million for the year ended December 31, 2000. The increase of $40.7 million over 2000 relates primarily to a full year of interest expense on the Company's $450 million senior subordinated notes issued in July 2000 and $185 million of additional senior credit facility drawn during 2001.

Interest income and other

   Interest income was $4.6 million and $16.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $12.2 million under 2000 was due primarily to the maturity of short term investments at the beginning of 2001 and the use of proceeds from the $450 million senior subordinated notes to fund the buildout of the Company's network and support current operations.

Gain on disposal of New England operations

   As part of the Company's Asset Exchange Agreement with AT&T Wireless that was consummated on November 13, 2000, the Company recognized a one time gain of $330.8 million related to the exchange of its New England assets for certain assets during 2000.

Income tax expense

   Income tax expense was $45.1 million and $0 for the years ended December 31, 2001 and 2000, respectively. This increase resulted from amounts of net deferred tax liabilities anticipated to be recognized beyond the net operating loss carryforward period and changes in the valuation reserve. Based on the anticipated future taxable income over the periods in which deferred tax assets are realizable, the Company has recorded a valuation reserve of $353.5 million for certain deferred tax assets.

Recently Issued Accounting Standards

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. The Company's adoption of this statement during 2001 did not have a material impact on the Company's results of operations, financial position or cash flow.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $15.0 million, for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's adoption of this statement on January 1, 2002, did not have a material impact on their results of operations, financial position or cash flows.

   In February 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company intends to apply the consensus of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer including both resellers and end customers. The Company is in the process of determining the effects of adopting this standard.

Forward Looking Statements: Cautionary Statements

   Statements in this report expressing the Company's expectations and beliefs regarding future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although the Company believes that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of the Company's knowledge of the Company's business, actual future results may differ significantly from those stated in any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact its results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At December 31, 2001, the Company had the following debt instruments outstanding:

   . $150.0 million of tranche A, $225.0 million of tranche B and $35.0 million of tranche C notes and $100.0 million of revolving loans under the Company's senior credit facility, which carried weighted average interest rates of 4.77%, 4.91%, 5.5% and 4.77%, respectively;

   .   $450.0 million of 10 /5/8% senior subordinated notes due 2010; /

   . $444.0 million carrying value ($575.0 million at maturity) of the 11/5/8% senior subordinated discount notes due 2009; /

   . $76.9 million debt ($73.6 million discounted) to the Federal Communications Commission (FCC), due in quarterly installments from 2001 to 2007 bearing an interest rate of between 6.125% and 7.0%, discounted to yield between 8.0% and 11.8%; and

   . $52.2 million of vendor financing debt which carried an interest rate of 10%.

   The senior subordinated notes, senior subordinated discount notes, FCC debt and vendor financing debt are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's tranche A, tranche B and tranche C term loans and the revolving loan outstanding under the senior credit facility and other amounts available under its senior credit facility agreements are variable interest rate debt securities.

   The Company uses fixed-rate interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facility. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of December 31, 2001, the Company had entered into six interest rate swap agreements totaling $225.0 million to convert the Company's variable rate debt to fixed rate debt.

   Subsequent to the AT&T Wireless merger, the following cash payments were made with respect to the Company's financial instruments:

   . $9.3 million payment for the cancellation of the Company's interest rate swap agreements,

   . $76.7 million payment to the Federal Communications Commission for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company to the Federal Communications Commission,

   . $512.8 million payment for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company for the senior credit facility, and

   . $53 million payment related to the repayment of the outstanding principal and interest on the vendor financing.

   The following table provides information about the market risk exposure associated with the Company's long-term debt at maturity value of the debt and the market risk exposure associated with the interest rate swaps:

                                                         Expected Maturity
                               -------------------------------------------------------------------
                                                                                           Fair
                               2002    2003   2004   2005   2006   Thereafter    Total     Value
                               -----  ------  -----  -----  -----  ----------   --------  --------
                                                         (US$ in millions)
         Liabilities:
Long-Term Debt:
 Face value of long-term fixed
   rate debt (a).............. $ 1.7  $ 16.7  $17.9  $19.1  $20.4   $1,098.8(b) $1,174.6  $1,148.1(c)
 Average interest rate (d)....   6.3%    6.9%   6.9%   6.9%   6.9%      11.2%
 Face value of tranche A
   variable rate debt......... $ 7.5  $ 15.0  $37.5  $45.0  $45.0   $    0.0    $  150.0  $  150.0(f)
 Average interest rate (e)....  4.77%   4.77%  4.77%  4.77%  4.77%       n/a
 Face value of tranche B
   variable rate debt......... $ 1.1  $  2.2  $ 2.2  $ 2.2  $ 2.2   $  215.1    $  225.0  $  225.0(f)
 Average interest rate (e)....  4.91%   4.91%  4.91%  4.91%  4.91%      4.91%
 Face value of tranche C
   variable rate debt......... $ 0.0  $  0.0  $ 0.0  $ 0.0  $ 0.0   $   35.0    $   35.0  $   35.0(f)
 Average interest rate (e)....   n/a     n/a    n/a    n/a    n/a        5.5%
 Face value of revolving loan
   variable rate debt......... $ 0.0  $  0.0  $ 0.0  $ 0.0  $ 0.0   $  100.0    $  100.0  $  100.0(f)
 Average interest rate (e)....   n/a     n/a    n/a    n/a    n/a       4.77%
  Interest Rate Derivatives:
Interest rate swaps:
 Variable to fixed (g)........        $225.0                                    $  225.0  $   (8.1)
 Average pay rate (h).........          5.24%                                       5.24%
 Average receive rate (h).....           1.9%                                        1.9%

--------
(a) Fixed rate debt consists of the FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, and vendor financing.
(b) The vendor financing interest rate increases by 1.5% per annum starting January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2006 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 5/8% senior subordinated notes in 2010 and $1.1 million of FCC debt due in quarterly installments through 2007.
(c) The fair value is based on (1) the carrying value of the FCC debt of $73.6 million, (2) the carrying value of the vendor financing of $52.2 million
    (3) the $500.3 million market value of the 11 5/8% senior subordinated discount notes as of December 31, 2001, priced at 8.74%, and (4) the $522 million market value of the 10 5/8% senior subordinated notes, priced at 6.81% as of December 31, 2001.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of December 31, 2001.
(f) The carrying value of variable rate debt instruments is expected to approximate fair value.
(g) Represents the total notional amount of the six swap agreements related to the tranche B senior credit facility.
(h) The average pay rate and average receive rate are based on the December 31, 2001 rate of variable rate tranche B debt less the fixed yield of 8.25%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2003.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data.

   Reference is made to the consolidated financial statements listed under the heading "Item 14. (a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Item 11.  Executive Compensation.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Item 13.  Certain Relationships and Related Transactions.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits

   (1) Consolidated Financial Statements.

   The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations and Other Comprehensive Income (Loss) F-4
Consolidated Statements of Changes in Stockholder's Equity (Deficit)....... F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-8

   (2) Financial Statement Schedules.

   None.

   (3) Exhibits.

   The following exhibits are filed with this report or incorporated by reference as set forth below.

                                 EXHIBIT INDEX

Exhibit
No.                                           Description
---                                           -----------
 10.1   Commitment Agreement, dated as of December 14, 2001, among TeleCorp PCS, Inc., Telecorp
        Wireless, Inc., and AT&T Wireless Services, Inc.

(b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002                      TELECORP WIRELESS, INC.

                                                  /S/ MICHAEL G. KEITH
                                          By: _______________________________
                                               Michael G. Keith, President

Date: March 29, 2002                      Subsidiary of TeleCorp Wireless, Inc.
                                          TELECORP COMMUNICATIONS, INC.

                                                  /S/ MICHAEL G. KEITH
                                          By: _______________________________
                                               Michael G. Keith, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities indicated, as of the dates indicated.

        Signature                                Title
        ---------                                -----

  /S/ MICHAEL G. KEITH      President
-------------------------   Director, TeleCorp Communications, Inc.
    Michael G. Keith

    /S/ MARK GUNNING        Senior Vice President and Chief Financial Officer
-------------------------
      Mark Gunning

   /S/ ERROL A. HARRIS      Director
-------------------------   TeleCorp Wireless, Inc.
     Errol A. Harris

  /S/ GREGORY P. LANDIS     Director
-------------------------   TeleCorp Wireless, Inc.
    Gregory P. Landis       TeleCorp Communications, Inc.

/S/ TIMOTHY L. MCLAUGHLIN   Director
-------------------------   TeleCorp Wireless, Inc.
  Timothy L. McLaughlin     TeleCorp Communications, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            TELECORP WIRELESS, INC.

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Operations and Other Comprehensive Income (Loss) F-4
Consolidated Statements of Changes in Stockholder's Equity (Deficit)....... F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of TeleCorp Wireless, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive income (loss), of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of TeleCorp Wireless, Inc. (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 12, 2002

                            TELECORP WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                            December 31,
                                                       ----------------------
                                                          2000        2001
                                                       ----------  ----------
                       ASSETS
 Current assets:
  Cash and cash equivalents........................... $  228,758  $   33,553
  Short-term investments..............................     34,189          --
  Accounts receivable, net............................     44,792      80,138
  Inventory, net......................................     23,680      14,803
  Prepaid expenses and other current assets...........      9,024      25,862
                                                       ----------  ----------
    Total current assets..............................    340,443     154,356
 Property and equipment, net..........................    655,218     788,951
 PCS licenses and microwave relocation costs, net.....    668,472     712,751
 Intangible assets--AT&T agreements, net..............    174,775     131,919
 Deferred financing costs, net........................     32,877      29,441
 Other assets.........................................      4,972       6,916
                                                       ----------  ----------
    Total assets...................................... $1,876,757  $1,824,334
                                                       ==========  ==========

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
 Current liabilities:
  Accounts payable.................................... $   45,819  $   21,583
  Accrued expenses and other..........................    151,918     157,750
  Microwave relocation obligation, current portion....     21,232      13,884
  Long-term debt, current portion.....................      1,459      10,325
  Accrued interest....................................     25,801      26,414
                                                       ----------  ----------
    Total current liabilities.........................    246,229     229,956
 Long-term debt.......................................  1,288,628   1,519,503
 Microwave relocation obligation......................     15,736      15,736
 Accrued expenses and other...........................      6,320      37,377
 Deferred tax liability...............................         --      45,095
                                                       ----------  ----------
    Total liabilities.................................  1,556,913   1,847,667
                                                       ----------  ----------
 Commitments and contingencies

 Stockholder's equity (deficit):
  Common stock, par value $.01 per share, authorized
    3,000; issued and outstanding 1,000 and 1,000
    shares, respectively..............................         --          --
  Additional paid-in capital..........................    765,291     864,747
  Deferred compensation...............................    (24,445)    (19,720)
  Due from TeleCorp PCS...............................    (89,174)    (52,124)
  Accumulated other comprehensive income (loss).......        958      (4,570)
  Accumulated deficit.................................   (332,786)   (811,666)
                                                       ----------  ----------
    Total stockholder's equity (deficit)..............    319,844     (23,333)
                                                       ----------  ----------
    Total liabilities and stockholder's equity
     (deficit)........................................ $1,876,757  $1,824,334
                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                               ($ in thousands)

                                                                           For the year ended December 31,
                                                                           -------------------------------
                                                                             1999       2000       2001
                                                                           ---------  ---------  ---------
Revenue:
   Service................................................................ $  41,319  $ 219,292  $ 364,499
   Roaming................................................................    29,010     62,956     77,584
   Equipment..............................................................    17,353     33,802     44,479
                                                                           ---------  ---------  ---------
       Total revenue......................................................    87,682    316,050    486,562
                                                                           ---------  ---------  ---------
Operating expenses:
   Cost of revenue........................................................    39,259     98,235    142,566
   Operations and development (including non-cash stock compensation
     of $1,472, $1,601 and $270)..........................................    35,979     54,663     68,588
   Selling and marketing (including non-cash stock compensation of
     $937, $1,951 and $930)...............................................    71,180    169,662    179,975
   General and administrative (including non-cash stock compensation
     of $29,408, $31,268 and $10,353).....................................    92,585    140,988    170,011
   Depreciation and amortization..........................................    55,110    119,750    222,500
                                                                           ---------  ---------  ---------
       Total operating expenses...........................................   294,113    583,298    783,640
                                                                           ---------  ---------  ---------
       Operating loss.....................................................  (206,431)  (267,248)  (297,078)
Other income (expense):
   Interest expense.......................................................   (51,313)   (97,068)  (137,819)
   Interest income and other..............................................     6,748     16,773      4,646
   Gain on disposal of New England operations.............................        --    330,756         --
                                                                           ---------  ---------  ---------
       Net loss before income taxes.......................................  (250,996)   (16,787)  (430,251)
Income tax expense........................................................        --         --    (48,629)
                                                                           ---------  ---------  ---------
       Net loss...........................................................  (250,996)   (16,787)  (478,880)
Other comprehensive income (loss), net of tax of $3,534 for the year ended
  December 31, 2001.......................................................        --        958     (5,528)
                                                                           ---------  ---------  ---------
       Comprehensive loss................................................. $(250,996) $ (15,829) $(484,408)
                                                                           =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                               ($ in thousands)

                                                                                                                        Common
                                                               Series F                            Addi-                Stock
                                                            Preferred Stock      Common Stock     tional    Deferred  Subscrip-
                                                          ------------------  ------------------  Paid-in   Compen-     tions
                                                            Shares     Amount   Shares     Amount Capital    sation   Receivable
                                                          -----------  ------ -----------  ------ --------  --------  ----------
Balance, December 31, 1998...............................  10,308,676  $ 103   49,357,658  $ 493  $     --  $     (7)   $  (86)
Net loss.................................................          --     --           --     --        --        --        --
Issuance of preferred stock and common stock for cash and
 PCS licenses............................................   4,604,102     46   23,231,331    233    21,550        --      (105)
Issuance of common stock in initial public offering......          --     --   10,580,000    106   197,211        --        --
Costs associated with initial public offering............          --     --           --     --    (1,801)       --        --
Deferred compensation expense related to stock option
 grants and restricted stock awards......................          --     --           --     --    73,049   (73,049)       --
Compensation expense related to stock option grants and
 restricted stock awards.................................          --     --           --     --        --    31,817        --
Non-cash issuance of restricted stock to employees.......          --     --    2,423,232     24     1,558    (1,573)       --
Repurchase of common stock for cash......................          --     --           --     --        (1)        1        --
Accretion of mandatorily redeemable preferred stock......          --     --           --     --   (24,124)       --        --
                                                          -----------  -----  -----------  -----  --------  --------    ------
Balance, December 31, 1999...............................  14,912,778    149   85,592,221    856   267,442   (42,811)     (191)
Comprehensive loss.......................................          --     --           --     --        --        --        --
Issuance of common stock for PCS licenses................          --     --    1,201,772     12     2,694        --        --
Deferred compensation in connection with Viper Wireless..          --     --           --     --    15,239   (15,239)       --
Issuance of common stock for cash........................          --     --    2,245,000     22    41,847        --        --
Deferred compensation related to stock option grants and
 restricted stock awards.................................          --     --           --     --     4,455    (4,455)       --
Compensation expense related to stock option grants and
 restricted stock awards.................................          --     --           --     --        --    34,762        --
Reduction in deferred compensation related to forfeitures          --     --           --     --    (2,197)    2,197        --
Exercise of employee stock options.......................          --     --       67,866      1        --        --        --
Repurchase of common stock for cash......................          --     --     (180,499)    (2)   (1,101)    1,101        --
Accretion of mandatorily redeemable preferred stock......          --     --           --     --   (28,209)       --        --
Receipt of common stock subscription receivable..........          --     --           --     --        --        --       191
Receipt of capital contributions from TeleCorp PCS.......          --     --           --     --    75,632        --        --
Transfer of certain assets of TeleCorp PCS and the
 Company, net............................................          --     --           --     --        --        --        --
Exchange and issuance of shares with TeleCorp PCS........ (14,912,778)  (149) (88,925,360)  (889)  389,489        --        --
                                                          -----------  -----  -----------  -----  --------  --------    ------
Balance, December 31, 2000...............................          --     --        1,000     --   765,291   (24,445)       --
Comprehensive loss.......................................          --     --           --     --        --        --        --
Compensation expense related to stock option grants and
 restricted stock awards.................................          --     --           --     --        --    11,553        --
Deferred compensation related to restricted stock awards.          --     --           --     --     7,301    (7,301)       --
Reduction in deferred compensation related to forfeitures          --     --           --     --      (473)      473        --
Receipt of capital contributions from TeleCorp PCS.......          --     --           --     --    92,628        --        --
Receipt of preferred stock subscription receivable.......          --     --           --     --        --        --        --
Charge by Telecorp PCS for exclusivity agreement
 amortization............................................          --     --           --     --        --        --        --
Payments for assets and expenses on behalf of TeleCorp
 PCS.....................................................          --     --           --     --        --        --        --
                                                          -----------  -----  -----------  -----  --------  --------    ------
Balance December 31, 2001................................          --  $  --        1,000  $  --  $864,747  $(19,720)   $   --
                                                          ===========  =====  ===========  =====  ========  ========    ======

                                                                                     Accumu-
                                                                             Due      lated
                                                           Treasury Stock    from     Other    Accumu-
                                                          ---------------- TeleCorp  Compre-    lated
                                                           Shares   Amount   PCS     hensive   Deficit     Total
                                                          --------  ------ --------  Income   ---------  ---------
Balance, December 31, 1998............................... (552,474)  $--   $     --  $    --  $ (65,003) $ (64,500)
Net loss.................................................       --    --         --       --   (250,996)  (250,996)
Issuance of preferred stock and common stock for cash and
 PCS licenses............................................       --    --         --       --         --     21,724
Issuance of common stock in initial public offering......       --    --         --       --         --    197,317
Costs associated with initial public offering............       --    --         --       --         --     (1,801)
Deferred compensation expense related to stock option
 grants and restricted stock awards......................       --    --         --       --         --         --
Compensation expense related to stock option grants and
 restricted stock awards.................................       --    --         --       --         --     31,817
Non-cash issuance of restricted stock to employees.......  959,259    --         --       --         --          9
Repurchase of common stock for cash...................... (406,785)   --         --       --         --         --
Accretion of mandatorily redeemable preferred stock......       --    --         --       --         --    (24,124)
                                                          --------   ---   --------  -------  ---------  ---------
Balance, December 31, 1999...............................       --    --         --       --   (315,999)   (90,554)
Comprehensive loss.......................................       --    --         --      958    (16,787)   (15,829)
Issuance of common stock for PCS licenses................       --    --         --       --         --      2,706
Deferred compensation in connection with Viper Wireless..       --    --         --       --         --         --
Issuance of common stock for cash........................       --    --         --       --         --     41,869
Deferred compensation related to stock option grants and
 restricted stock awards.................................       --    --         --       --         --         --
Compensation expense related to stock option grants and
 restricted stock awards.................................       --    --         --       --         --     34,762
Reduction in deferred compensation related to forfeitures       --    --         --       --         --         --
Exercise of employee stock options.......................       --    --         --       --         --          1
Repurchase of common stock for cash......................  180,499    --         --       --         --         (2)
Accretion of mandatorily redeemable preferred stock......       --    --         --       --         --    (28,209)
Receipt of common stock subscription receivable..........       --    --         --       --         --        191
Receipt of capital contributions from TeleCorp PCS.......       --    --         --       --         --     75,632
Transfer of certain assets of TeleCorp PCS and the
 Company, net............................................       --    --    (89,174)      --         --    (89,174)
Exchange and issuance of shares with TeleCorp PCS........ (180,499)   --         --                  --    388,451
                                                          --------   ---   --------  -------  ---------  ---------
Balance, December 31, 2000...............................       --    --    (89,174)     958   (332,786)   319,844
Comprehensive loss.......................................       --    --         --   (5,528)  (478,880)  (484,408)
Compensation expense related to stock option grants and
 restricted stock awards.................................       --    --         --       --         --     11,553
Deferred compensation related to restricted stock awards.       --    --         --       --         --         --
Reduction in deferred compensation related to forfeitures       --    --         --       --         --         --
Receipt of capital contributions from TeleCorp PCS.......       --    --         --       --         --     92,628
Receipt of preferred stock subscription receivable.......       --    --     48,701       --         --     48,701
Charge by Telecorp PCS for exclusivity agreement
 amortization............................................       --    --      5,308       --         --      5,308
Payments for assets and expenses on behalf of TeleCorp
 PCS.....................................................       --    --    (16,959)      --         --    (16,959)
                                                          --------   ---   --------  -------  ---------  ---------
Balance December 31, 2001................................       --   $--   $(52,124) $(4,570) $(811,666) $ (23,333)
                                                          ========   ===   ========  =======  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                              For the year ended December 31,
                                                                                              -------------------------------
                                                                                                1999       2000       2001
                                                                                              ---------  ---------  ---------
Cash flows from operating activities:
  Net loss................................................................................... $(250,996) $ (16,787) $(478,880)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash gain on disposal of New England operations.......................................        --   (330,756)        --
   Depreciation and amortization.............................................................    55,110    119,750    222,500
   Non-cash compensation expense related to stock option grants and restricted stock awards..    31,817     34,820     11,553
   Non-cash interest expense.................................................................    32,718     49,562     56,888
   Bad debt expense..........................................................................     2,962     12,089     31,570
   Increases in deferred taxes...............................................................        --         --     45,095
  Changes in cash flow from operations resulting from changes in assets and liabilities:
   Accounts receivable.......................................................................   (23,581)   (21,211)   (66,916)
   Inventory.................................................................................   (15,024)    (7,878)     8,877
   Prepaid expenses and other current assets.................................................      (424)    (5,196)   (10,494)
   Other assets..............................................................................    (1,123)    (3,928)    (1,945)
   Accounts payable..........................................................................    24,808      6,916    (24,236)
   Accrued expenses..........................................................................    19,540     20,947     15,590
   Accrued interest..........................................................................    (3,104)    24,414        588
                                                                                              ---------  ---------  ---------
    Net cash used in operating activities....................................................  (127,297)  (117,258)  (189,810)
                                                                                              ---------  ---------  ---------
Cash flows from investing activities:
  Expenditures for property and equipment....................................................  (298,506)  (338,101)  (359,352)
  Expenditures for property and equipment--Black Label Wireless, Inc.........................        --    (27,206)        --
  Purchase of short-term investments.........................................................        --   (134,663)    (7,929)
  Proceeds from the sale of short-term investments...........................................        --    102,778     42,118
  Capitalized interest and rent on wireless network..........................................    (5,317)    (5,208)    (6,301)
  Proceeds from the Sale/Leaseback of telecommunications towers..............................        --        930     85,805
  Expenditures for microwave relocation......................................................    (5,654)    (6,018)    (6,551)
  Purchase of PCS licenses...................................................................  (114,238)   (66,771)   (57,590)
  Expenditures for acquisition of licenses--Black Label Wireless, Inc........................        --    (36,803)        --
  FCC deposit................................................................................        --    (12,368)        --
  Partial refund of deposit on PCS licenses..................................................        --      9,607         --
  Purchase of intangibles--AT&T agreements...................................................   (17,310)        --         --
  Payment of Tritel acquisition costs........................................................        --    (13,330)   (20,247)
                                                                                              ---------  ---------  ---------
    Net cash used in investing activities....................................................  (441,025)  (527,153)  (330,047)
                                                                                              ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from sale of mandatorily redeemable preferred stock...............................    70,323         --         --
  Receipt of preferred and common stock subscription receivable..............................     9,414     37,650     48,701
  Direct issuance costs from sale of mandatorily redeemable preferred stock..................    (2,500)        --         --
  Proceeds from sale of common stock and series F preferred stock............................    21,724     41,869         --
  Proceeds from capital contributions from TeleCorp PCS......................................        --         --     92,628
  Proceeds from long-term debt...............................................................   407,635    550,000    185,000
  Proceeds associated with initial public offering...........................................   197,317         --         --
  Direct issuance cost from the initial public offering......................................    (1,801)        --         --
  Proceeds from exchange transaction with AT&T Wireless......................................        --     80,000         --
  Payments on long term debt.................................................................   (50,451)    (1,366)    (1,435)
  Payments of deferred financing costs.......................................................   (12,742)   (16,050)      (242)
  Proceeds from long-term debt--Black Label Wireless, Inc....................................        --     63,978         --
  Payment on Black Label long-term debt......................................................        --    (65,242)        --
                                                                                              ---------  ---------  ---------
    Net cash provided by financing activities................................................   638,919    690,839    324,652
                                                                                              ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................................    70,597     46,428   (195,205)
Cash and cash equivalents at the beginning of period.........................................   111,733    182,330    228,758
                                                                                              ---------  ---------  ---------
Cash and cash equivalents at the end of period............................................... $ 182,330  $ 228,758  $  33,553
                                                                                              =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

                                                                 For the year ended December 31,
                                                                 -------------------------------
                                                                    1999       2000      2001
                                                                  -------    --------   -------
Supplemental disclosure of cash flow information:
 Cash paid for income taxes..................................... $    --    $     --   $    --
 Cash paid for interest.........................................  24,342      27,504    82,333
Supplemental disclosure of non-cash investing and financing
 activities:
 Network under development and microwave relocation costs
   included in accounts payable and accrued expenses............  32,424     110,802    50,264
 Issuance of mandatorily redeemable preferred stock and
   preferred stock in exchange for PCS licenses and AT&T
   agreements...................................................   2,674          --        --
 Issuance of mandatorily redeemable preferred stock and common
   stock in exchange for stock subscriptions receivable.........  27,191          --        --
 U.S. Government financing of PCS licenses......................  11,551      56,434     3,007
 Discount on U.S. Government financing..........................   1,631       2,298        --
 Capitalized interest...........................................   5,409       4,412     4,377
 Non-cash acquisition of PCS licenses and operating agreements
   in connection with the contribution and exchange agreement...      --     564,658        --
 Non-cash equity contribution from parent.......................      --      75,632        --



  The accompanying notes are an integral part of these consolidated financial statements.

                            TELECORP WIRELESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands, except per share data)


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

   TeleCorp Wireless, Inc. (the Company or TeleCorp Wireless), formerly TeleCorp PCS, Inc., was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding in order to effect an affiliation with AT&T and AT&T Wireless Services, Inc. Upon completion of that transaction in 1998 (the 1998 AT&T transaction), TeleCorp Holding became a wholly-owned subsidiary of TeleCorp Wireless.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS. TeleCorp Wireless is hereafter referred to as the Company.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp. (the Merger
Sub), a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the AT&T Merger) on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the Securities and Exchange Commission. At the time of the merger:

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   The Company provides digital wireless personal communications services to a licensed service area covering approximately 22.3 million people. As of December 31, 2001, the Company had more than 649,000 customers. Together with Tritel and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following eight of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

2.  Black Label Wireless, Inc.

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent Technologies, Inc. (Lucent), under which Lucent agreed to lend Black Label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop wireless networks related to the licenses being acquired by the Company in the contribution and the exchange agreement with AT&T Wireless. Upon consummation of the Merger, Black Label transferred its assets to the Company and the Company, in turn, assumed and repaid Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000 following the Merger. The credit agreement was subsequently terminated in December 2000.

3.  Summary of Significant Accounting Policies

  Basis of Presentation

   TeleCorp Holding was formed to explore various business opportunities in the wireless telecommunications industry. The Company was formed to continue the activity of TeleCorp Holding through its strategic alliance with AT&T and AT&T Wireless. The financial statements as of and for the year ended December 31, 1999 and for all periods thereafter, include the historical financial information of TeleCorp Holding Corp., Inc. and the Company. TeleCorp Holding and the Company were considered companies under common control, due to common ownership prior to finalization of the 1998 AT&T transaction, certain financing relationships and the similar nature of business activities.

  Risks and Uncertainties

   The Company has historically incurred significant operating losses and generated negative cash flow from operating activities while it constructed its network and developed its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company is unable to implement its business

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

  Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include, among others TeleCorp Communications, Inc., TeleCorp LLC and TeleCorp Holding. All intercompany accounts and transactions have been eliminated in consolidation.

  Fair Value of Financial Instruments

   Financial instruments of the Company include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the Company's debt approximates $1,658,100 as compared to a carrying value of $1,529,828. The fair value of the Company's debt obligations is determined by market quotations, principal liquidation balances and management estimates.

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

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company sells products and services to various customers throughout many regions in the United States and Puerto Rico. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

   For the years ended December 31, 1999, 2000 and 2001, no one customer accounted for 10% or more of total revenues or accounts receivable.

  Cash Equivalents

   The Company considers all highly liquid instruments with an original maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

  Short-term investments

   Short-term investments consist of high-grade commercial paper with original maturities greater than three months but less than one year. Management determines the appropriate classification of its investments at the time of purchase. Investments for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders' equity. Cost of securities sold is determined on a specific identification basis.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


  Inventory

   Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market, cost being determined on a first-in, first-out basis, and is recorded net of an allowance for obsolescence, if required.

  Property and Equipment and Network Under Development

   Property and equipment are recorded at cost and depreciation is computed using the straight-line method when the asset is ready for its intended use over the following estimated useful lives:

Computer equipment............................ 3 to 5 years
Network under development and wireless network 3 to 15 years
Internal use software......................... 3 years
Furniture, fixtures and office equipment...... 5 years
Leasehold improvements........................ Lesser of useful life or lease term

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

  PCS Licenses and Microwave Relocation Costs

   PCS licenses include costs incurred, including capitalized interest. Interest capitalization begins when the activities necessary to get the Company's network ready for its intended use were initiated and concluded when the wireless networks were ready for intended use. The PCS licenses are issued conditionally for ten years. Historically, the FCC has granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. The Company believes it has complied with and intends to continue to comply with these rules and policies.

   As a condition of each PCS license, the FCC requires each license-holder to relocate existing microwave users (Incumbents) within the awarded spectrum to microwave frequencies of equal capacity. Microwave relocation costs include the actual and estimated costs incurred to relocate the Incumbent's microwave links affecting the Company's licensed frequencies.

   The Company begins amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest when PCS service commences within the related Basic Trading Area or BTA. Amortization is calculated using the straight-line method over 40 years. See Recently Issued Accounting Standards for discussion of change in accounting and reporting of intangible assets effective January 1, 2002.

  Intangible Assets--AT&T Agreements

   The AT&T Agreements consist of the fair value of various agreements with AT&T exchanged for mandatorily redeemable preferred stock and Series F preferred stock. The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from three to ten years.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


  Long-Lived Assets

   The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date. See Recently Issued Accounting Standards for discussion of change in accounting and reporting of long-lived assets effective January 1, 2002.

  Interest Capitalization

   The Company capitalizes interest expense related to the construction or purchase of certain assets including its Federal Communications Commission licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1999, 2000, and 2001 was $5,409, $4,412 and $4,377, respectively.

  Deferred Financing Costs

   Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt.

  Restricted Cash

   The Company includes restricted cash related to an acquisition holdback liability as a component of other assets. The balance of restricted cash at December 31, 2000 and 2001 was $3,510 and $3,651, respectively.

  Revenue Recognition

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. This bulletin became effective and was adopted by the Company in 2000 and did not have a material impact on the Company's operations, financial position or cash flows.

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


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

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer or distributor and when any related future obligations are no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer or distributor. The loss on the sale of equipment is recognized upon recognition of the revenue. The Company records as a cost of revenue an amount equal to the revenue on equipment sales. The Company records the excess costs of handsets as a selling and marketing expense.

  Advertising Costs

   The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $16,158, $16,124 and $23,571, respectively.

  Income Taxes

   The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities. The Company is included in the consolidated tax returns of TeleCorp PCS, Inc. The amount of taxes, if any, to be paid by the Company will be determined as if the Company had filed separate income tax returns.

  Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees".

   The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the estimated fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

  Segment Reporting

   The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the South-Central and Midwestern United States and Puerto Rico. The Company

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

operates in various Major Trading Areas (MTAs) including New Orleans, Louisiana; Memphis, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; and San Juan and Mayaguez, Puerto Rico.

  Reclassifications

   Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform with the presentations of the consolidated financial statements as of and for the year ended December 31, 2001.

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

  Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest rate swaps have been considered, is currently maintained at 44% of the total Company variable-rate senior credit facility debt.

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

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

   The Company recognized an unrealized loss for the year ended December 31, 2001 in Other Comprehensive Loss of $7,013, net of tax, and a related liability as of December 31, 2001 of $8,104. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. In addition, after discontinuing certain of its cash flow hedges, the Company determined that it was probable that certain forecasted transactions would occur by the end of the originally specified time period. See Subsequent Event footnote elsewhere within these financial statement footnotes for additional information on interest rate swaps.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. The Company's adoption of this statement during 2001 did not have a material impact on the Company's results of operations, financial position or cash flow.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $15,033, for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's adoption of this statement on January 1, 2002, did not have a material impact on their results of operations, financial position or cash flows.
   In February 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products". The Company intends to apply the consensuses of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer including both resellers and end customers. The Company is in the process of determining the effects of adopting this standard.

4.  Accounts Receivable

   Accounts receivable consists of the following:

                                                  December 31,
               -                               -----------------
                                                2000      2001
               -                               -------  --------
               Accounts receivable............ $48,502  $ 90,599
               Allowance for doubtful accounts  (3,710)  (10,461)
                                               -------  --------
                                               $44,792  $ 80,138
                                               =======  ========

   Bad debt expense as a component of general and administrative expense for the years ended December 31, 1999, 2000 and 2001 was $2,962, $12,089, and
$31,570, respectively.

5.  Inventory

   Inventory consists of the following:

                                               December 31,
                                             ---------------
                                              2000    2001
                                             ------- -------
                  Handsets.................. $22,770 $15,146
                  Accessories...............     910     703
                  Allowance for obsolescence      --  (1,046)
                                             ------- -------
                     Total inventory........ $23,680 $14,803
                                             ======= =======

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


6.  Property and Equipment

   Property and equipment consists of the following:

                                                          December 31,
                                                     ---------------------
                                                       2000        2001
                                                     ---------  ----------
     Wireless network............................... $ 620,868  $  925,212
     Network under development......................    69,567      19,573
     Computer equipment.............................    30,304      35,795
     Internal use software..........................    34,032      52,276
     Leasehold improvements.........................    16,885      20,462
     Furniture, fixtures, office equipment and other    17,919      22,497
                                                     ---------  ----------
                                                       789,575   1,075,815
     Accumulated depreciation.......................  (134,357)   (286,864)
                                                     ---------  ----------
                                                     $ 655,218  $  788,951
                                                     =========  ==========

   Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $46,428, $104,532, and $164,611, respectively.

7.  PCS Licenses and Microwave Relocation Costs

   PCS licenses, microwave relocation costs, and capitalized interest consist of the following:

                                               December 31,
                                            ------------------
                                              2000      2001
                                            --------  --------
                 PCS licenses.............. $622,196  $682,805
                 Microwave relocation costs   52,334    50,817
                 Capitalized interest......    1,881     2,101
                                            --------  --------
                                             676,411   735,723
                 Accumulated amortization..   (7,939)  (22,972)
                                            --------  --------
                                            $668,472  $712,751
                                            ========  ========

   Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1999, 2000, and 2001 was $2,808, $5,782, and $15,033, respectively. See Recently Issued Accounting Standards for discussion of change in accounting and reporting of indefinite lived intangible assets effective January 1, 2002.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


8.  Intangible Assets--AT&T Agreements, Net

   The AT&T operating agreement intangible assets consist of the following:

                                                     December 31,
                                                  ------------------
                                                    2000      2001
                                                  --------  --------
           Network membership license agreement.. $148,727  $148,727
           Intercarrier roamer services agreement   33,528    33,528
           Long distance agreement...............    3,553     3,553
                                                  --------  --------
                                                   185,808   185,808
           Accumulated amortization..............  (11,033)  (53,889)
                                                  --------  --------
                                                  $174,775  $131,919
                                                  ========  ========

   Amortization expense related to the AT&T operating agreements for the years ended December 31, 1999, 2000 and 2001 was $5,874, $9,436 and $42,856,
respectively.

9.  Accrued Expenses and Other

   Accrued expenses consist of the following:

                                                          December 31,
                                                        -----------------
                                                          2000     2001
                                                        -------- --------
      Property and equipment........................... $ 63,723 $ 41,878
      Sales and property taxes.........................   32,653   32,962
      Payroll and related liabilities..................   12,834   18,773
      Deferred gain on sale of telecommunication towers       --   38,637
      Accrued operational expenses.....................   38,705   44,915
      Accrued liability of loss on derivatives.........       --    8,104
      Deferred revenue.................................    1,688    1,979
      Other liabilities................................    8,635    7,879
                                                        -------- --------
                                                         158,238  195,127
      Less: non-current portion........................    6,320   37,377
                                                        -------- --------
                                                        $151,918 $157,750
                                                        ======== ========

10.  Long-term Debt

   Long-term debt consists of the following:

                                                   December 31,
                                               ---------------------
                                                  2000       2001
                                               ---------- ----------
            Senior credit facilities.......... $  325,000 $  510,000
            Senior subordinated notes.........    450,000    450,000
            Senior subordinated discount notes    396,572    444,007
            Vendor financing..................     47,443     52,228
            U.S. Government financing.........     71,072     73,593
                                               ---------- ----------
                                                1,290,087  1,529,828
            Less: current portion.............      1,459     10,325
                                               ---------- ----------
                                               $1,288,628 $1,519,503
                                               ========== ==========

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


  Senior Credit Facilities

   In July 1998, the Company entered into a credit facility (the Senior Credit Facility) with a group of commercial lenders, under which the Company may borrow up to $525,000. In October 1999, the Company entered into amendments to increase the amount of credit available to $560,000, in the aggregate, consisting of (i) up to $150,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date of January 2007, (ii) a $150,000 term loan (the Tranche A Term Loan) with a maturity date of January 2007, (iii) a $225,000 term loan (the Tranche B Term Loan) with a maturity date of January 2008, and (iv) a $35,000 term loan (the Tranche C Term Loan) with a maturity date of May 2009. A total of $100,000 of indebtedness from the Senior Revolving Credit Facility was outstanding as of December 31, 2001. No amounts were drawn under the Senior Revolving Credit Facility during 2000. A total of $100,000 and $150,000 of indebtedness from the Tranche A Term Loan was outstanding as of December 31, 2000 and 2001, respectively. A total of $225,000 of indebtedness from the Tranche B Term Loan was outstanding as of December 31, 2000 and 2001. A total of $35,000 of indebtedness from the Tranche C Term Loan was outstanding as of December 31, 2001. No amounts were drawn under the Tranche C Term Loan during 2000. The Senior Credit Facility also provides for an uncommitted $40,000 senior term loan (the Expansion Facility) with a maturity date of January 2008. No amounts were outstanding under the Expansion Facility as of December 31, 2001.

   The interest rate applicable to the Senior Credit Facility is based on, at the Company's option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 125 to 325 basis points based upon certain events by the Company, as specified. The Applicable Margin for ABR Loans will range from 25 to 225 basis points based upon certain events by the Company, as specified. At December 31, 2000, the interest rates applicable to the Tranche A and Tranche B Term Loans were 9.23% and 9.54%, respectively. At December 31, 2001, the interest rates applicable to Tranche A, Tranche B and Tranche C Term Loans were 4.77%, 4.91% and 5.5%, respectively. At December 31, 2001, the interest rate applicable to the Senior Revolving Credit Facility was 4.77%.

   The loans from the Senior Credit Facility are subject to an annual commitment fee which ranges from 0.50% to 1.25% of the available portion of the Tranche A Term Loan and the Senior Revolving Credit Facility. The Company has expensed $3,817, $2,872 and $1,243, for the years ended December 31, 1999, 2000 and 2001, respectively, related to these bank commitment fees. The Senior Credit Facility requires the Company to purchase interest rate hedging contracts covering amounts equal to at least 50% of the total amount of the outstanding indebtedness of the Company. During 2001, the Company's interest rate hedging contracts covered less than 50% of the total outstanding indebtedness of the Company under the Senior Credit Facility and as a result, the Company obtained a waiver regarding this covenant for the period of August 2001 through June 2002. As of December 31, 2000 and 2001, the Company hedged 100% of its outstanding indebtedness of $225,000 to take advantage of favorable interest rate swaps. The six outstanding interest rate swap contracts fix the annual interest rates from 5.20% to 5.26%. The contracts mature in September of 2003. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion of interest rate swaps.

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

   The Company may utilize the Expansion Facility as long as the Company is not in default of the Senior Credit Facility and is in compliance with each of the financial covenants. However, none of the lenders are required to participate in the Expansion Facility.

   The Senior Credit Facility is collateralized by substantially all of the assets of the Company. In addition, the Senior Credit Facility has been guaranteed by the Company's subsidiaries and shall be guaranteed by subsequently acquired or organized domestic subsidiaries of the Company. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion on the Senior Credit Facility.

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

  Senior Subordinated Discount Notes

   On April 23, 1999, the Company completed the issuance and sale of 11 5/8% Senior Subordinated Discount Notes (the Discount Notes) with an aggregate principal amount at maturity of $575,000. The total gross proceeds from the sale of the Notes were $327,635. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled $10,999. The Discount Notes mature April 15, 2009, unless previously redeemed by the Company. As interest accrues, it will be added to the principal as an increase to interest expense and the carrying value of the Discount Notes until April 15, 2004. The Company will begin paying interest semi-annually beginning October 15, 2004. The Discount Notes are not collateralized. The Discount Notes are subordinate to all of the Company's existing and future senior debt and ranks equally with all other senior subordinated debt, and rank senior to all of the Company's existing and future subordinated debt. The Discount Notes are guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc. As of December 31, 2000 and 2001,

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

accrued interest added to the principal was $68,937 and $116,372, respectively. In October 1999, the Company registered the Notes with the Securities and Exchange Commission to become publicly traded securities.

   The Senior Subordinated Discount Notes are subject to optional redemption, allowing the Company on or after April 15, 2004, to redeem some or all of the Senior Subordinated Discount Notes together with accrued and unpaid interest, if any, at the date of redemption. The Company also has the option until April 15, 2002, to redeem up to 35% of the original aggregate principal amount of these notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 111.625% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of these notes remains outstanding immediately after redemption. If the Company has not previously redeemed the Senior Subordinated Discount Notes and if the Company experiences a change in control, the note holders may require the Company to make an offer to repurchase all of the Senior Subordinated Discount Notes, at a price equal to 101% of either the accreted value or the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

  U.S. Government financing

   As of December 31, 2000 and 2001, the Company owed the U.S. Government $75,294 and $76,853, less a discount of $4,222 and $3,260, respectively, for the acquisition of PCS licenses.

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

   As part of a Contribution and Exchange Agreement with AT&T Wireless, the Company acquired PCS licenses in the Milwaukee, Wisconsin basic trading area from Indus, Inc. As part of this transaction, the Company assumed additional U.S. Government financing with the FCC of $54,001, less a discount of $1,897. The terms of the notes include quarterly interest payments which commenced in January 2001 and continue through October 2002 after which quarterly principal and interest payments are due until September 2006. The notes were discounted using management's estimate of the incremental borrowing rate at the time of issuance of 8.0%.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

   During 2001, the Company assumed approximately $3,007 in FCC debt related to the licenses. The terms of the notes include an interest rate of 7%, quarterly interest payments which commenced October 31, 2001 and continue through January 2004, followed by interest and principal payments due until October 31, 2007. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion on the FCC debt.

  Vendor Financing

   In May 1998, the Company entered into a Note Purchase Agreement (the Lucent Note Agreement) with Lucent Technologies, Inc. (Lucent) which provides for the issuance of increasing rate 8.5% Series A (the Series A Notes) and 10.0% Series B (the Series B Notes) junior subordinated notes (the Lucent Subordinated Notes) with an aggregate face value of $80,000. The aggregate face value of the Lucent Subordinated Notes shall decrease dollar for dollar, upon the occurrence of certain events as defined in the Lucent Note Agreement. The proceeds of the Lucent Subordinated Notes are to be used to develop the Company's network in certain designated areas. As of December 31, 2000 and 2001, the Company had $47,443 and $52,228, respectively outstanding under the Series A Notes. During the year ended December 31, 1999, the Company borrowed and repaid $40,000 on the Lucent Series B Notes plus $228 of accrued interest.

   The Series A and Series B Notes will not amortize and will have a maturity date six months after the final maturity of the Company's high yield debt offering, but in no event later than May 1, 2012. The Series A Notes will have a mandatory redemption at par plus accrued interest from the proceeds of a subsequent equity offering to the extent the net proceeds exceed an amount identified in the Lucent Note Agreement. The interest rate on each Series B note will increase by 1.5% per annum beginning January 1, 2000. The interest rate on each Series A note will increase by 1.5% per annum beginning January 1, 2001. However, the interest rate applicable to the Subordinated Notes shall not exceed 12.125%. Interest payable on the Series A Notes and the Series B Notes on or prior to May 11, 2004 shall be payable in additional Series A and Series B Notes. Thereafter, interest shall be paid in arrears in cash on each six month and yearly anniversary of the Series A and Series B closing date or, if cash interest payments are prohibited under the Senior Credit Facility and/or the Senior Subordinated Discount Notes, in additional Series A and Series B Notes. As of December 31, 2000 and 2001, interest accrued under the Series A Notes of $7,443 and $12,228, respectively has been included in long-term debt.

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


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

   On April 3, 2001, the vendor facility was amended by Lucent's commitment to purchase up to an additional $75,000 principal amount of series A increasing rate notes and series B increasing rate notes at a price equal to the principal amount of the notes. Lucent's obligation to purchase these series A increasing rate notes and series B increasing rate notes will expire on October 31, 2001 and October 31, 2002, respectively, and will be reduced in certain events. If the notes are issued prior to October 31, 2001, one-half of the notes would be series A increasing rate notes and one-half would be series B increasing rate notes. If the notes are issued on or after October 31, 2001, all of the notes will be series B increasing rate notes. Lucent also agreed to amend the mandatory prepayment threshold as a result of certain equity offerings from $198,000 to $368,100. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion on vendor financing.

  AT&T Wireless Commitments

   On December 14, 2001, the Company entered into a note agreement (the AT&T Wireless Services Notes) with AT&T Wireless which provides for the issuance, at the option of the Company of 9% Senior Subordinated Notes with a face value of $250,000. The commitment expires March 30, 2002. If issued, these notes will mature on December 15, 2008 and interest will be payable semiannually on June 15 and December 15 of each year commencing on June 15, 2002. As of December 31, 2001, the Company had $0 outstanding under this agreement.

   If issued, the AT&T Wireless Services Notes will be subject to optional redemption, allowing the Company on or after December 15, 2005, to redeem some or all of the AT&T Wireless Notes together with accrued and unpaid interest at redemption prices set forth in the agreement. The Company will have the option until December 15, 2005, to redeem up to 35% of the original aggregate principal amount of these notes with the net proceeds of certain types of qualified equity offerings of the Company or TeleCorp PCS to the extent that the proceeds are contributed to the Company, at a redemption price equal to 109% of the principal amount as long as at least 65% of the original aggregate principal amount of these notes remains outstanding immediately after redemption. In addition, if the Company experiences a change of control at any time, the holders of the notes will have the right to require the Company to make an offer to repurchase all of the AT&T Wireless Notes at 101% of the principal amount, plus any accrued and unpaid interest, if any, to the date of repurchase.

   If the Notes are issued, the Company will be required to comply with certain financial covenants outlined in an indenture agreement that is to be substantially similar to the indenture agreement for the Senior Subordinated

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

notes. The notes will not be collateralized and will be subordinate to all of the Company's existing and future senior debt, will rank equally with all existing senior subordinated debt and will rank senior to all existing and future subordinated debt. The Subordinated Notes will be guaranteed by the Company's wholly owned subsidiary, TeleCorp Communications, Inc.

  Black Label Wireless, Inc. Credit Agreement

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly-owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black Label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop network related to the licenses acquired by the Company in the contribution and exchange agreements. The obligations under this agreement must be repaid by July 14, 2001.

   Upon consummation of the Merger with Tritel, Black Label transferred its assets to the Company and the Company in turn, assumed and repaid Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000. During the year ended December 31, 2000, the Company drew and repaid $63,978 plus accrued interest of $1,264 under the credit agreement. As of December 31, 2000 and 2001, $0 was outstanding under the Black Label credit agreement. The credit agreement was subsequently terminated in December 2000.

  Deferred financing costs

   In connection with entering into the senior credit facilities and the senior-subordinated discount notes, the Company incurred certain debt issuance costs. The Company capitalized debt issuance costs of $16,050 and $242, during the years ended December 31, 2000 and 2001, respectively. The financing costs are being amortized using the straight-line method over the term of the related debt. For the years ended December 31, 1999, 2000 and 2001, the Company recorded interest expense related to the amortization of the deferred financing costs of $1,750, $2,750 and $3,706, respectively. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion of deferred financing costs.

  Future minimum principal payments

   As of December 31, 2001, minimum required annual principal repayment (undiscounted) under all of the Company's outstanding debt obligations were as follows:

                  For the year ending December 31,
                              2002................ $   10,325
                              2003................     33,943
                              2004................     57,578
                              2005................     66,293
                              2006................     67,624
                             Thereafter...........  1,448,809
                                                   ----------
                               Total.............. $1,684,572
                                                   ==========

11.  Initial AT&T Transaction

   In January 1998, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with AT&T Wireless PCS, Inc. and TWR Cellular, Inc. (both subsidiaries of AT&T Corporation and

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

collectively referred to as AT&T PCS), the stockholders of TeleCorp Holding and various venture capital investment firms (the cash equity investors). The Securities Purchase Agreement allows the Company to be a provider of wireless mobility services in its licensed regions utilizing the AT&T brand name.

   Upon the receipt of FCC approval in July 1998, the Company finalized the transaction contemplated in the Securities Purchase Agreement (the AT&T Transaction). As a result, the Company (i) issued preferred stock and paid AT&T Wireless $21,000 in exchange for 20 MHz PCS licenses with a fair value of $94,850 and certain operating agreements with AT&T and AT&T Wireless for exclusivity, network membership, long distance and roaming with a fair value of $27,050 (ii) issued preferred and common stock for 100% of the outstanding ownership interests in TeleCorp Holding, which includes 10 MHz PCS licenses which was recorded at historical cost; and (iii) issued preferred and common stock for a cash commitment from the Cash Equity Investors of $128,000 to be paid over a three year term plus an additional $5,000 upon the closing of the Digital PCS, Inc. transaction.

   The general terms of the operating agreements with AT&T and AT&T Wireless are summarized below:

      AT&T Exclusivity: The Company will be AT&T Wireless's exclusive facilities-based provider of mobile wireless telecommunications services within the Company's BTAs for a ten year period. The Company determined the fair value of this agreement to be $11,870.

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

12.  Acquisition of Tritel and AT&T Contribution and Exchange

   On November 13, 2000, TeleCorp PCS completed its acquisition of Tritel through a merger of each of the Company and Tritel with wholly-owned subsidiaries of TeleCorp PCS. The Company and Tritel are the surviving operating entities of the merger. The merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and Tritel for common and preferred stock of TeleCorp PCS. TeleCorp PCS is controlled by its voting preference common stockholders. Both the Company and Tritel are subsidiaries of TeleCorp PCS. Immediately after the merger of TeleCorp Wireless and Tritel with subsidiaries of TeleCorp PCS, AT&T Wireless had an ownership interest of approximately 23% in TeleCorp PCS.

   In connection with TeleCorp PCS's acquisition of Tritel, AT&T Wireless agreed to contribute certain assets and rights to the Company and TeleCorp PCS. This contribution resulted in TeleCorp PCS acquiring various assets in exchange for the consideration issued as follows:

   TeleCorp PCS acquired:

   .   $20,000 cash from AT&T Wireless;

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


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

   Consideration issued:

   . 9,272,740 shares of Class A common stock of TeleCorp PCS to AT&T Wireless with a fair value of $185,455.

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

   Consideration issued:

   .   The Company's New England operations to AT&T Wireless; and

   .   Cash to Polycell and cash to ABC Wireless.

   Further, AT&T Wireless agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with the Company to include the new markets by amending the Company's existing agreements. In addition, the Company has granted AT&T Wireless a "right of first refusal" with respect to certain markets transferred by AT&T Wireless, triggered in the event of a sale of the Company to a third party.

   These transactions were accounted for as an asset purchase and disposition and recorded at fair value except for the PCS licenses acquired from ABC and Polycell which were recorded at the historical costs of those companies since the licenses were acquired from companies under common control. The purchase price was determined based on cash paid, the fair value of the Class A common stock issued, and the fair value of the assets relinquished. The purchase price was proportionately allocated to the long-term assets acquired based on their estimated fair values. A gain of $330,756 was recognized to reflect the difference between the fair value of the New England assets disposed and their net book value of $87,924 as of November 13, 2000.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   The following table sets forth the summary of the fair value of consideration given and fair value of assets received in accordance with the contributions from AT&T and AT&T Wireless and Asset Exchange agreements:

   Fair value of consideration given:

                   Cash (Indus, ABC and Polycell)... $ 56,146
                   Fair value of New England assets.  418,680
                   Assumed U.S. Government financing   52,105
                   Other assumed liabilities........   42,410
                   Due to TeleCorp PCS, Inc.........   75,632
                                                     --------
                      Total consideration........... $644,973
                                                     ========

   Fair value of assets acquired:

                Cash................................... $ 80,000
                PCS licenses from AT&T Wireless........  175,030
                PCS licenses from Indus................  211,610
                PCS licenses from ABC Wireless.........    6,868
                PCS licenses from Polycell.............    5,232
                AT&T operating agreements..............  165,918
                Other assets from Indus................      315
                                                        --------
                   Total fair value of assets acquired. $644,973
                                                        ========

   Subsequent to the consummation of the Asset Exchange Agreement, the balance of $75,632 due to TeleCorp PCS was reclassified to additional paid in capital because the Company was precluded from paying cash to TeleCorp PCS under the restrictive covenants of its senior and senior subordinated indebtedness.

13.  Due from TeleCorp PCS and Related Party Transactions

   The Company records a due from TeleCorp PCS which results from the intercompany transfer of various assets. The due from TeleCorp PCS consists of the following as of December 31, 2000 and 2001:

                                                                          December 31,
                                                                       ------------------
                                                                         2000      2001
                                                                       --------  --------
Net book value of exclusivity agreement for Wireless's benefit transferred to TeleCorp PCS due to the exclusivity agreement being a component of the stockholders' agreement of TeleCorp PCS............ $(16,500) $(16,500)
Amortization of the exclusivity agreement held by TeleCorp PCS for the
  benefit of and use by the Company...................................      198     5,506
Payments made by the Company on TeleCorp PCS's behalf.................  (13,330)  (30,289)
Preferred stock subscription receivable transferred to TeleCorp PCS...  (59,542)  (10,841)
                                                                       --------  --------
Total due from TeleCorp PCS........................................... $(89,174) $(52,124)
                                                                       ========  ========

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   The Company also engages in transactions with its parent company, TeleCorp PCS. For the period November 13, 2000 to December 31, 2000, and for year ended December 31, 2001, the Company recognized $198 and $5,308, respectively, in cost of revenue related to intercompany amortization charges from TeleCorp PCS to the Company. These charges represent the Company's allocation of amortization of the AT&T operating agreements received in the AT&T Contribution and Exchange transaction. In addition, during the year ended December 31, 2001, the Company received $48,701 in cash related to mandatorily redeemable preferred stock subscriptions receivable of TeleCorp PCS. The Company also paid certain liabilities on behalf of its parent totaling $16,959. As of December 31, 2000 and 2001, the Company's balance due from parent totaled $89,174 and $52,124, respectively, and is included as a component in stockholder's equity.

   The Company engages in transactions with its affiliate company Tritel, each of which are wholly-owned subsidiaries of TeleCorp PCS. These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash quarterly at the estimated fair value of the underlying transaction. From the effective date of the Company's merger with Tritel, November 13, 2000, to December 31, 2000, the Company recognized an increase in revenue and expense of $414 and $615, respectively. For the year ended December 31, 2001, the Company recognized an increase in revenue of $4,597 and a decrease in expense of $354, respectively. As of December 31, 2000 and 2001, the Company had a receivable from Tritel of $70 and $1,289 included in other current assets.

   The Executive Vice President and Chief Financial Officer serves as a consultant to ML Strategies, a division of the law firm, Mintz, Levin, Cohn, Ferris, Glovksy, and Popeo, PC (the Firm). This agreement was terminated as of December 31, 2000. The Firm also provides services for the Company. During the years ended December 31, 1999, 2000 and 2001, the Company incurred $506, $4,345 and $3,880, respectively for services performed by the Firm and there was $419 and $233 owed to the firm at December 31, 2000 and 2001, respectively.

   Pursuant to a Management Agreement, TeleCorp Management Corp. (TMC) provides assistance to the Company in the form of administrative, operational, marketing, regulatory and general business services. For these services, beginning in July 1998, the Company pays a management fee to TMC and reimburses certain business expenses, payable in equal monthly installments, plus an annual bonus. The management agreement has a five-year term, but may be terminated by the Company upon the occurrence of certain defined events. TMC may terminate the agreement at any time with proper notice. The Officers of TMC own all of the ownership interest in TMC. For the years ended December 31, 1999, 2000 and 2001, the Company paid approximately $1,665, $1,104 and $941 respectively, to TMC for these services and was reimbursed for approximately 50% from Tritel for all amounts owed subsequent to November 13, 2000. See Subsequent Events footnote elsewhere within these financial statement footnotes for discussion of the termination of the management agreement subsequent to the AT&T merger.

   The Company has entered into a Master Site Lease Agreement with American Towers, Inc., a company partially owned by certain stockholders of the Company. Under this arrangement American Towers provides network site leases for PCS deployment. The Company has incurred $77, $937 and $1,451 in expenses for the years ended December 31, 1999, 2000 and 2001, respectively.

14.  Agreement and Plan of Merger with AT&T Wireless

   On October 7, 2001, TeleCorp PCS, Inc. (TeleCorp), the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

Corp., a direct wholly-owned subsidiary of AT&T Wireless. The merger was consummated on February 15, 2002. See Subsequent Events footnote elsewhere within these financial statement footnotes for additional discussion of the Merger Agreement.

15.  Acquisitions

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

   As a result of completing the transaction with Digital PCS, LLC, the Cash Equity Investors have irrevocably committed to contribute $5,000 in exchange for mandatorily redeemable preferred stock and common stock over a two year period from the close of this transaction. As of December 31, 2001 the Company had received the full commitment.

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

PCS licenses........................................................... $70,421
Intangible assets--AT&T Agreements.....................................  17,310
Cell sites site acquisition, switching facility assets and other assets   9,015
Microwave relocation costs.............................................   3,200
                                                                        -------
                                                                        $99,946
                                                                        =======

   As a result of completing this transaction, the Company's available borrowings under the Lucent Note Agreement increased by $15,000 ($7,500 of Series A and $7,500 of Series B) and certain Cash Equity Investors committed $39,997 in cash in exchange for mandatorily redeemable preferred and common stock. The Cash Equity Investors cash commitment of $39,997 will be funded over a three-year period from the close of this transaction. As of December 31, 2001, the Company had received $28,999 of this cash commitment. As a part of obtaining this additional preferred and common stock financing, the Company paid $2,000 to a Cash Equity Investor upon the closing of the transaction. In addition, certain officers, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company were issued fixed and variable awards of 5,318 and 2,380,536 restricted shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, in exchange for their interest in Puerto Rico Acquisition Corporation. Puerto Rico Acquisition Corporation was a special purpose entity wholly-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. The fixed awards typically vest over a five-year

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

period. The estimated fair value of these shares has been recorded as deferred compensation and is being amortized over the related vesting periods. The variable awards vested based upon the completion of the Company's initial public offering.

   On June 2, 1999 the Company completed its acquisition of 15 MHz PCS licenses covering the Alexandria, Lake Charles and Monroe, Louisiana BTAs from Wireless 2000, Inc. The total purchase price of $7,448 was comprised of $371 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $7,449 less a discount of $1,022 and $650 in cash as reimbursement of microwave relocation costs and reimbursement of FCC interest and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

   In February 1999, Viper Wireless, Inc. (Viper), was formed to participate in the C-Block PCS license reauction for additional spectrum in most of the Company's markets. Viper was initially capitalized for $100 and was equally-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. AT&T and certain of the Company's other stockholders have committed an aggregate of up to approximately $32,300 in exchange for additional shares of mandatorily redeemable preferred stock, Series F preferred stock and common stock of the Company. In order to participate in the reauction, the Company with funds contributed by AT&T and certain of the Company's other initial investors for additional shares of the Company's preferred and common stock paid the FCC an initial deposit of $17,819 on behalf of Viper. Simultaneously, the Company transferred this initial deposit to Viper in exchange for an 85% ownership interest which represented a 49.9% voting interest. As of December 31, 1999 the Company had received the full commitment of $32,300.

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

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

   During 2001, the Company purchased various C-, D- and E-block PCS licenses in its existing markets for $57,590 in cash.

  Pending Acquisitions

   In connection with the right obtained from AT&T Wireless, the Company and Telephone Data Systems (TDS) entered into an agreement to collectively purchase the assets of Airadigm. Airadigm is a wireless provider based in Little Chute, Wisconsin and owns C-block FCC licenses in Wisconsin and Iowa. Airadigm filed for Chapter 11 bankruptcy protection in July 1999. Under the terms of the collective plan of financial reorganization approved by the U.S. Bankruptcy Court on November 1, 2000, the Company and TDS planned to provide the funding to meet Airadigm's debt obligations. The Company would have received disaggregated licenses for its consideration. The sale of Airadigm's licenses is contingent upon reinstatement of those licenses by the FCC and receipt of FCC approval for the transfer of the licenses to the Company designee. On October 7, 2001, the Company assigned its rights under the collective plan of financial reorganization, and a related settlement agreement between the Company and TDS to a third party. As a result of the completion of their merger with AT&T Wireless, the Company has no rights or obligations to purchase assets of Airadigm. See subsequent events footnote within these financial statement footnotes for additional discussion of the AT&T Wireless Merger.

16.  Sale of Telecommunication Towers and Build-to-Suit Agreement

   During 2001, the Company completed the sales and transfer to SBA Communications Corporation (SBA) of a total of 262 towers and related assets for an aggregate purchase price of $85,805, reflecting a price of approximately $328 per site. Concurrently with the initial sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to each sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   In addition to the sale of towers to SBA, the Company also agreed to provide SBA with an additional 200 towers under a separate build-to-suit agreement. Under this agreement, the Company has the ability to selects sites which it desires to have towers constructed and once the site is mutually agreed upon, SBA is responsible for the construction of towers. Concurrent with the build-to-suit agreement, the Company entered into a master lease agreement with SBA for space on the towers constructed. The initial term of the lease is for 10 years and the monthly rental amount is subject to certain escalation clauses. During 2001, the Company funded a portion of the construction costs of the towers on behalf of SBA, which are to be reimbursed to the Company. As of December 31, 2001, $8,239 is due the Company from SBA and is included in prepaid expenses and other current assets on the balance sheet.

17.  Stockholders's Equity

   At December 31, 2000 and 2001, the Company has 1,000 shares of Class A common stock outstanding, all of which are owned by Telecorp PCS. During 2000 and 2001, Telecorp PCS made capital contributions of $75,632 (See Note 12) and $92,628 in cash, respectively. See Subsequent Events footnote elsewhere within these financial statement footnotes for discussion of the merger agreement between TeleCorp, PCS, Inc. and AT&T Wireless.

18.  Restricted Stock Plans and Other Restricted Stock Awards

  Restricted Stock Plan

   In 1998 and 2000, the Company adopted Restricted Stock Plans (the Plans) to attract and retain key employees and to reward outstanding performance. Key employees selected by management may elect to become participants in the Plans by entering into an agreement which provides for issuance of fixed and variable shares consisting of Series E mandatorily redeemable preferred stock and Class A common stock. The fixed shares typically vest over a five or six year period. The variable shares vest based upon certain events taking place, such as buildout milestones, POP coverage, the completion of an initial public offering and other events. Unvested shares are forfeited upon termination of employment unless otherwise provided for under individual employee agreements. The shares issued under the Plans shall consist of units transferred to participants without payment as additional compensation for their services to the Company. Any shares not granted on or prior to July 17, 2003 shall be awarded to two officers of the Company. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. After the Class A shares become publicly traded, the right of first offer will no longer exist for the Series E preferred shares. In addition the shares contain rights of inclusion and first negotiation. The Company may repurchase unvested shares, and under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price is equal to $0.01 and $0.00003 per share for the Series E preferred and Class A common stock, respectively.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   Activity under the Plans is as follows:

                                                                         Estimated
                              Series E     Estimated fair    Class A     fair value
                           preferred stock value per share common stock  per share
                           --------------- --------------- ------------ -------------
Balance, December 31, 1998      4,721        $       1.00   2,542,999     $      .003
Shares awarded............      2,677       $52.00-$72.98   1,748,609    $.003-$20.00
Repurchases...............       (577)                 --    (406,787)             --
                                -----                       ---------
Balance, December 31, 1999      6,821        $1.00-$72.98   3,884,821    $.003-$20.00
Shares awarded............        800              $72.98          --              --
Repurchases...............       (323)                 --    (203,673)   $.003-$20.00
                                -----                       ---------
Balance, December 31, 2000      7,298        $1.00-$72.98   3,681,148    $.003-$20.00
Shares awarded............         --                  --     330,000         $22.125
Repurchases...............        (63)                 --     (47,802)             --
                                -----                       ---------
Balance, December 31, 2001      7,235       $ 1.00-$72.98   3,963,346   $.003-$22.125
                                =====                       =========

   Certain awards granted under the Plans were variable awards. Upon the Company's initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the award in the amount of $33,176. For the years ended December 31, 1999, 2000 and 2001, the Company recorded compensation expense related to the restricted stock awards of $15,299, $11,005 and $4,873, respectively. The remaining deferred compensation balance related to the restricted stock awards will be recognized as compensation expense over the remaining vesting period.

  Other Restricted Stock Awards

   The Chief Executive Officer and the Executive Vice President and Chief Financial Officer were issued variable restricted stock awards outside of the Restricted Stock Plan. Upon the initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based the difference between the estimated fair value and the exercise price of the shares. The Company recorded $28,823 as deferred compensation related to these awards and will recognize that as compensation expense over the related vesting periods, of which $14,809, $4,805 and $4,805 was recorded as compensation expense for the year ended December 31, 1999, 2000 and 2001, respectively.

   The shares under the plan were exchanged for shares under the Company's parent, TeleCorp PCS's plan as a result of the Merger consummated on November 13, 2000. See Subsequent Events footnote elsewhere within these financial statement footnotes for details on the restricted stock awards.

19.  Employee and Director Stock Option Plan

  1999 Stock Option Plan

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

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

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

   The 581,967 stock options awarded during the period from July 22, 1999 to November 23, 1999 represented variable awards since their exercisability was restricted until the completion of the initial public offering, sale of substantially all of the assets or sale of substantially all of the capital stock of the Company. Therefore, the measurement date occurred when the exercisability restrictions were relieved, upon the initial public offering.
At that point, the Company recorded deferred compensation expense based on the difference between the initial public offering of $20.00 per share and the exercise price of the shares. All shares granted after the initial public offering are fixed awards. The Company recorded $11,050 as deferred compensation related to the stock option awards and will recognize expense over the related vesting periods, of which $1,709, $3,713 and $1,875 was recorded as compensation expense for the year ended December 31, 1999, 2000 and 2001, respectively.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   A summary of the status of the Company's stock option plan is presented below:

                                                                    Weighted
                                                                    Average    Weighted
                                                                   Remaining   Average
                                               Option Price Range Contractual  Exercise
                                     Shares        per share      Life (Years)  Price
                                     ------    ------------------ ------------ --------
Outstanding at December 31, 1998...        --     $          --        --      $    --
   Granted.........................   611,967   $0.0065--$37.88       8.6      $  1.28
   Exercised.......................        --                --        --           --
   Forfeited.......................   (66,470)  $        0.0065       8.6      $0.0065
                                    ---------
Outstanding at December 31, 1999...   545,497   $0.0065--$37.88       8.6      $  1.43
   Granted......................... 1,959,295   $ 20.00--$51.75       9.4      $ 41.16
   Exercised.......................   (67,866)  $0.0065--$20.00       8.9      $ 16.54
   Forfeited.......................  (127,730)  $0.0065--$51.75       8.6      $  0.39
                                    ---------
Outstanding at December 31, 2000... 2,309,196   $0.0065--$51.75       9.3      $ 34.33
   Granted......................... 3,731,300   $ 11.05--$23.25       9.2      $ 19.64
   Exercised.......................  (101,939)  $0.0065--$20.00       7.7      $  1.97
   Forfeited.......................  (572,617)  $0.0065--$51.75       8.7      $ 28.81
                                    ---------
Outstanding at December 31, 2001... 5,365,940   $0.0065--$51.75       8.9      $ 25.31
                                    =========
Options vested at December 31, 1999    76,801   $        0.0065       3.1      $0.0065
                                    =========
Options vested at December 31, 2000   241,675   $0.0065--$51.75       8.7      $  3.72
                                    =========
Options vested at December 31, 2001   486,563   $0.0065--$51.75       8.3      $ 24.18
                                    =========

   No options were exercisable as of December 31, 1999 and 241,675 and 486,563 options were exercisable as of December 31, 2000 and 2001, respectively.

                                 Options Outstanding at December 31, 2001                         Options Exercisable
                     -------------------------------------------------------------- -----------------------------------------
                                                                 Weighted Average
                                                Weighted            Remaining
 Range of Exercise                          Average Exercise     Contractual Life                          Weighted Average
       Prices          Number of Shares          Price               (Years)          Number of Shares      Exercise Price
       ------          ----------------          -----           ----------------     ----------------     ----------------
      $0.0065               242,400             $0.0065                7.7                130,498              $0.0065
   $20.00-$37.88             212,821             20.84                 8.0                 73,728                21.21
   $44.02-$51.75          1,438,647              44.28                 8.4                179,967                44.28
   $18.38-$23.25          2,219,568              22.00                 9.0                102,370                21.78
   $11.05-$19.37          1,252,504              15.04                 9.5                    --                   --
                          ---------                                                           --
                          5,365,940             $ 25.31                8.9                486,563               $ 24.18
                          =========                                                       =======

   During the year ended December 31, 2001 the Company granted options to purchase 3,731,300 shares of common stock, of which none were granted at an exercise price below fair market value, 3,731,300 were granted at an exercise price equal to fair market value and none were granted at an exercise price above fair market value.

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the provisions of Accounting Principle Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss would have been $26,433 and $506,746 for the years ended December 31, 2000 and 2001,

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)

respectively. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan for the year ended December 31, 1999, the Company's pro forma net loss would have been the same as their respective reported balances disclosed in the financial statements for such periods.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the year ended December 31, 1999, 2000 and 2001: volatility factor of 100%, weighted average expected life of 10 years, weighted-average risk free interest rate of 6%, and no dividend yield. The weighted average fair value of grants made during the year ended December 31, 1999, 2000 and 2001 was $20.52, $30.56 and $17.95, respectively.

   The shares under the plan were exchanged for shares under the Company's parent, TeleCorp PCS's plan as a result of the Merger consummated on November 13, 2000. See Subsequent Events footnote elsewhere within these financial statement footnotes for discussion of the conversion of the Company's outstanding options effective with the AT&T Wireless Merger.

20.  Income Taxes

   Components of income tax expense for the years ended December 31, 1999, 2000 and 2001 are as follows:

             For the year ended     For the year ended      For the year ended
             December 31, 1999      December 31, 2000       December 31, 2001
-          ---------------------- ---------------------- ------------------------
           Current Deferred Total Current Deferred Total Current Deferred  Total
           ------- -------- ----- ------- -------- ----- ------- -------- -------
Federal...   $--     $--     $--    $--     $--     $--    $--   $40,348  $40,348
State.....    --      --      --     --      --      --     --     4,747    4,747
             ---     ---     ---    ---     ---     ---    ---   -------  -------
   Total..   $--     $--     $--    $--     $--     $--    $--   $45,095  $45,095
             ===     ===     ===    ===     ===     ===    ===   =======  =======

   The tax effect of temporary differences which gives rise to significant portions of the deferred tax assets as of December 31, 2000 and 2001, respectively, are as follows:

                                                          December 31,
                                                      --------------------
                                                        2000       2001
                                                      ---------  ---------
     Deferred tax assets:
        Capitalized start-up costs................... $  10,138  $   5,437
        Net operating loss carryforward..............   208,007    302,708
        Original issue discount......................    27,172     45,553
        Other........................................     1,402     23,274
                                                      ---------  ---------
            Total gross deferred tax assets..........   246,719    376,972
            Less: valuation allowance................  (169,679)  (353,474)
                                                      ---------  ---------
            Net deferred tax asset...................    77,040     23,498
                                                      ---------  ---------
        Deferred tax liabilities:
        Depreciation and amortization................   (77,040)   (68,593)
                                                      ---------  ---------
            Total gross deferred tax liabilities.....   (77,040)   (68,593)
                                                      ---------  ---------
     Net deferred tax asset (liability).............. $      --  $ (45,095)
                                                      =========  =========

   The net deferred tax liability at December 31, 2001 represents amounts anticipated to be recognized in the future, beyond the net operating loss carryforward period.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   For federal income tax purposes, start-up costs are being amortized over five years starting January 1, 1999 when active business operations commenced. At December 31, 2000 and 2001, the Company has net operating loss carryforwards for federal income tax purposes of $547,387 and $796,600, respectively. The net operating losses will begin to expire in 2012. There may be a limitation on the annual utilization of net operating losses and capitalized start-up costs as a result of certain ownership changes that have occurred since the Company's inception. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considered the scheduled reversal of deferred tax liabilities in making this assessment. Based upon the anticipated future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not that the Company will realize the benefits of these net deferred tax assets.

   A reconciliation between income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:

                                                     December 31,
                                                   ---------------
                                                   1999  2000  2001
                                                   ----  ----  ----
            Federal tax benefit at statutory rates (34%) (34%) (34%)
            State tax benefit.....................  (4%)  (4%)  (4%)
            Depreciation and amortization.........  --    --     4%
            Stock based compensation..............   4%  114%    1%
            Change in valuation allowance.........  34%  (76%)  43%
                                                   ---   ---   ---
                                                     0%    0%   10%
                                                   ===   ===   ===

21.  Commitments

   The Company has entered into letters of credit to facilitate local business activities. The Company is liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was $2,401 and $1,935 at December 31, 2000 and 2001, respectively. The outstanding letters of credit reduce the amount available to be drawn under the Senior Credit Facility (see Note 10). The Company is unaware of any events that would have resulted in nonperformance of a contract during the years ended December 31, 2000 and 2001.

   Additionally, the Company has an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for the Company to retain preferred pricing rates. The Company believes it will be able to meet these minimum requirements.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   The Company has operating leases primarily related to retail store locations, distribution outlets, office space, and rent for the Company's wireless network. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of December 31, 2001, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:

                    For the Year Ended December 31,
                       2002........................ $ 42,777
                       2003........................   40,361
                       2004........................   36,520
                       2005........................   29,436
                       2006........................   16,846
                       Thereafter..................   37,231
                                                    --------
                           Total................... $203,171
                                                    ========

   Rental expense was approximately $13,792, $24,243 and $28,846 for the years ended December 31, 1999, 2000 and 2001, respectively.

22.  Other Comprehensive Income (Loss)

   Other comprehensive income (loss) consists of the following:

                                                             For the year ended
                                                                December 31,
                                                             -----------------
                                                             1999 2000  2001
                                                             ---- ---- -------
 Unrealized gains (reclassification of gains) on securities. $--  $958 $  (958)
 Cumulative effect of a change in accounting principle as of
   January 1, 2001 for interest rate swaps, net of tax......  --    --   2,443
 Unrealized losses from interest rate swaps designated and
   qualifying as cash flow hedges, net of tax...............  --    --  (7,013)
                                                             ---  ---- -------
 Other comprehensive income (loss).......................... $--  $958 $(5,528)
                                                             ===  ==== =======

23.  Subsidiary Guarantee

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

   Consolidating financial statements of Telecorp Wireless, Inc., TCI, the guarantor, the non-guarantor subsidiaries of TCI, and the non-guarantor subsidiaries of TeleCorp Wireless, Inc. as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000, and 2001 have been included on the following pages.

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


   Certain amounts in the 2000 consolidating financial statements have been reclassified to conform with the presentations of the consolidating financial statements as of December 31, 2001. These reclassifications are eliminated upon consolidation and do not impact the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of December 31, 2000

                                                                TeleCorp Communications, Inc.
                                                             ------------------------------------
                                                 TeleCorp                   Non-
                                                 Wireless,   Guarantor   Guarantor
                                                   Inc.      Subsidiary Subsidiaries Consolidated
                                                 ----------  ---------- ------------ ------------
                    ASSETS
Current assets:
  Cash and cash equivalents..................... $  228,758   $     --    $    --      $     --
  Short-term investments........................     34,189         --         --            --
  Accounts receivable, net......................         --     44,792         --        44,792
  Inventory.....................................         --     23,680         --        23,680
  Prepaid expenses and other current assets.....        111      5,992      2,921         8,913
                                                 ----------   --------    -------      --------
      Total current assets......................    263,058     74,464      2,921        77,385
Property and equipment, net.....................         --    655,218         --       655,218
PCS licenses and microwave relocation costs, net         --         --         --            --
Intangible assets--AT&T agreements, net.........    174,775         --         --            --
Deferred financing costs, net...................     32,877         --         --            --
Other assets....................................        478         45        938           983
Investments in subsidiaries.....................  1,092,175      1,320     (1,320)           --
                                                 ----------   --------    -------      --------
      Total assets.............................. $1,563,363   $731,047    $ 2,539      $733,586
                                                 ==========   ========    =======      ========

         LIABILITIES AND STOCKHOLDER'S
               EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............................. $       --   $ 45,819    $    --      $ 45,819
  Accrued expenses and other....................         --    151,433        485       151,918
  Microwave relocation obligation, current
   portion......................................         --         --         --            --
  Long-term debt, current portion...............         --         --         --            --
  Accrued interest..............................     24,505        310         --           310
                                                 ----------   --------    -------      --------
      Total current liabilities.................     24,505    197,562        485       198,047
Long-term debt..................................  1,219,014         --         --            --
Microwave relocation obligation.................         --         --         --            --
Accrued expenses and other......................         --         --      1,930         1,930
                                                 ----------   --------    -------      --------
      Total liabilities.........................  1,243,519    197,562      2,415       199,977
                                                 ----------   --------    -------      --------
Commitments and contingencies
Stockholder's equity (deficit):
  Additional paid-in capital, net...............    676,117    532,165      1,444       533,609
  Deferred compensation.........................    (24,445)        --         --            --
  Accumulated other comprehensive income........        958         --         --            --
  (Accumulated deficit) retained earnings.......   (332,786)     1,320     (1,320)           --
                                                 ----------   --------    -------      --------
      Total stockholder's equity (deficit)......    319,844    533,485        124       533,609
                                                 ----------   --------    -------      --------
      Total liabilities and stockholder's
       equity................................... $1,563,363   $731,047    $ 2,539      $733,586
                                                 ==========   ========    =======      ========

                                                        TeleCorp Wireless, Inc.
                                                 -------------------------------------
                                                     Non-
                                                  Guarantor
                                                 Subsidiaries Eliminations Consolidated
                                                 ------------ ------------ ------------
                    ASSETS
Current assets:
  Cash and cash equivalents.....................   $     --   $        --   $  228,758
  Short-term investments........................         --            --       34,189
  Accounts receivable, net......................         --            --       44,792
  Inventory.....................................         --            --       23,680
  Prepaid expenses and other current assets.....         --            --        9,024
                                                   --------   -----------   ----------
      Total current assets......................         --            --      340,443
Property and equipment, net.....................         --            --      655,218
PCS licenses and microwave relocation costs, net    668,472            --      668,472
Intangible assets--AT&T agreements, net.........         --            --      174,775
Deferred financing costs, net...................         --            --       32,877
Other assets....................................      3,511            --        4,972
Investments in subsidiaries.....................         --    (1,092,175)          --
                                                   --------   -----------   ----------
      Total assets..............................   $671,983   $(1,092,175)  $1,876,757
                                                   ========   ===========   ==========

         LIABILITIES AND STOCKHOLDER'S
               EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..............................   $     --   $        --   $   45,819
  Accrued expenses and other....................         --            --      151,918
  Microwave relocation obligation, current
   portion......................................     21,232            --       21,232
  Long-term debt, current portion...............      1,459            --        1,459
  Accrued interest..............................        986            --       25,801
                                                   --------   -----------   ----------
      Total current liabilities.................     23,677            --      246,229
Long-term debt..................................     69,614            --    1,288,628
Microwave relocation obligation.................     15,736            --       15,736
Accrued expenses and other......................      4,390            --        6,320
                                                   --------   -----------   ----------
      Total liabilities.........................    113,417            --    1,556,913
                                                   --------   -----------   ----------
Commitments and contingencies
Stockholder's equity (deficit):
  Additional paid-in capital, net...............    558,566    (1,092,175)     676,117
  Deferred compensation.........................         --            --      (24,445)
  Accumulated other comprehensive income........         --            --          958
  (Accumulated deficit) retained earnings.......         --            --     (332,786)
                                                   --------   -----------   ----------
      Total stockholder's equity (deficit)......    558,566    (1,092,175)     319,844
                                                   --------   -----------   ----------
      Total liabilities and stockholder's
       equity...................................   $671,983   $(1,092,175)  $1,876,757
                                                   ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Condensed Consolidating Balance Sheet as of December 31, 2001

                                                                 TeleCorp Communications, Inc.
                                                              ------------------------------------
                                                  TeleCorp                   Non-
                                                  Wireless,   Guarantor   Guarantor
                                                    Inc.      Subsidiary Subsidiaries Consolidated
                                                  ----------  ---------- ------------ ------------
                     ASSETS
Current assets:
  Cash and cash equivalents...................... $   33,553   $     --    $    --      $     --
  Accounts receivable, net.......................         --     80,138         --        80,138
  Inventory......................................         --     14,803         --        14,803
  Prepaid expenses and other current assets......         --     21,786      4,076        25,862
                                                  ----------   --------    -------      --------
    Total current assets.........................     33,553    116,727      4,076       120,803
Property and equipment, net......................         --    788,951         --       788,951
PCS licenses and microwave relocation costs, net.         --         --         --            --
Intangible assets--AT&T agreements, net..........    131,919         --         --            --
Deferred financing costs, net....................     29,441         --         --            --
Other assets.....................................         --        760      2,505         3,265
Investments in subsidiaries......................  1,263,039      1,261     (1,261)           --
                                                  ----------   --------    -------      --------
    Total assets................................. $1,457,952   $907,699    $ 5,320      $913,019
                                                  ==========   ========    =======      ========
         LIABILITIES AND STOCKHOLDER'S
                EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...............................         --     21,583         --        21,583
  Accrued expenses and other.....................         --    157,640        110       157,750
  Microwave relocation obligation, current
   portion.......................................         --         --         --            --
  Long-term debt, current portion................      8,773         --         --            --
  Accrued interest...............................     25,050        310         --           310
                                                  ----------   --------    -------      --------
    Total current liabilities....................     33,823    179,533        110       179,643
Long-term debt...................................  1,447,462         --         --            --
Microwave relocation obligation..................         --         --         --            --
Accrued expenses and other.......................         --     31,526      1,449        32,975
Deferred tax liability...........................         --     45,095         --        45,095
                                                  ----------   --------    -------      --------
    Total liabilities............................  1,481,285    256,154      1,559       257,713
                                                  ----------   --------    -------      --------
Commitments and contingencies
Stockholder's equity (deficit):
  Additional paid-in capital, net................    812,623    650,284      5,022       655,306
  Deferred compensation..........................    (19,720)        --         --            --
  Accumulated other comprehensive loss...........     (4,570)        --         --            --
  (Accumulated deficit) retained earnings........   (811,666)     1,261     (1,261)           --
                                                  ----------   --------    -------      --------
    Total stockholder's (deficit) equity.........    (23,333)   651,545      3,761       655,306
                                                  ----------   --------    -------      --------
    Total liabilities and stockholder's equity
     (deficits).................................. $1,457,952   $907,699    $ 5,320      $913,019
                                                  ==========   ========    =======      ========

                                                         TeleCorp Wireless, Inc.
                                                  -------------------------------------
                                                      Non-
                                                   Guarantor
                                                  Subsidiaries Eliminations Consolidated
                                                  ------------ ------------ ------------
                     ASSETS
Current assets:
  Cash and cash equivalents......................   $     --   $        --   $   33,553
  Accounts receivable, net.......................         --            --       80,138
  Inventory......................................         --            --       14,803
  Prepaid expenses and other current assets......         --            --       25,862
                                                    --------   -----------   ----------
    Total current assets.........................         --            --      154,356
Property and equipment, net......................         --            --      788,951
PCS licenses and microwave relocation costs, net.    712,751            --      712,751
Intangible assets--AT&T agreements, net..........         --            --      131,919
Deferred financing costs, net....................         --            --       29,441
Other assets.....................................      3,651            --        6,916
Investments in subsidiaries......................         --    (1,263,039)          --
                                                    --------   -----------   ----------
    Total assets.................................   $716,402   $(1,263,039)  $1,824,334
                                                    ========   ===========   ==========
         LIABILITIES AND STOCKHOLDER'S
                EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...............................         --            --       21,583
  Accrued expenses and other.....................         --            --      157,750
  Microwave relocation obligation, current
   portion.......................................     13,884            --       13,884
  Long-term debt, current portion................      1,552            --       10,325
  Accrued interest...............................      1,054            --       26,414
                                                    --------   -----------   ----------
    Total current liabilities....................     16,490            --      229,956
Long-term debt...................................     72,041            --    1,519,503
Microwave relocation obligation..................     15,736            --       15,736
Accrued expenses and other.......................      4,402            --       37,377
Deferred tax liability...........................         --            --       45,095
                                                    --------   -----------   ----------
    Total liabilities............................    108,669            --    1,847,667
                                                    --------   -----------   ----------
Commitments and contingencies
Stockholder's equity (deficit):
  Additional paid-in capital, net................    607,733    (1,263,039)     812,623
  Deferred compensation..........................         --            --      (19,720)
  Accumulated other comprehensive loss...........         --            --       (4,570)
  (Accumulated deficit) retained earnings........         --            --     (811,666)
                                                    --------   -----------   ----------
    Total stockholder's (deficit) equity.........    607,733    (1,263,039)     (23,333)
                                                    --------   -----------   ----------
    Total liabilities and stockholder's equity
     (deficits)..................................   $716,402   $(1,263,039)  $1,824,334
                                                    ========   ===========   ==========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations for the year ended December 31, 1999:

                                                         TeleCorp Communications, Inc.
                                               ------------------------------------------------
                                    TeleCorp                  Non-
                                    Wireless,  Guarantor   Guarantor
                                      Inc.     Subsidiary Subsidiaries Eliminations Consolidated
-                                   ---------  ---------- ------------ ------------ ------------
Revenue:
   Service......................... $      --  $  41,319    $    --      $     --    $  41,319
   Roaming.........................        --     29,010         --            --       29,010
   Equipment.......................        --     17,353         --            --       17,353
   Intercompany....................    37,475         --     39,538       (39,538)          --
                                    ---------  ---------    -------      --------    ---------
      Total revenue................    37,475     87,682     39,538       (39,538)      87,682
                                    ---------  ---------    -------      --------    ---------
   Operating expenses:
   Cost of revenue.................     1,472     89,230         --       (39,538)      49,692
   Operations and development......       937     22,187     13,792            --       35,979
   Selling and marketing...........    29,408     71,180         --            --       71,180
   General and administrative......        --     92,585         --            --       92,585
   Depreciation and amortization...     5,658     20,897     25,746            --       46,643
                                    ---------  ---------    -------      --------    ---------
      Total operating expenses.....    37,475    296,079     39,538       (39,538)     296,079
                                    ---------  ---------    -------      --------    ---------
      Operating income (loss)......        --   (208,397)        --            --     (208,397)
Other income (expense):
   Interest expense................   (49,347)   (42,599)        --            --      (42,599)
   Interest income and other.......    49,347         --         --            --           --
   Equity in net (loss) income of
    subsidiaries...................  (250,996)        --         --            --           --
                                    ---------  ---------    -------      --------    ---------
      Net (loss) income............ $(250,996) $(250,996)   $    --      $     --    $(250,996)
                                    =========  =========    =======      ========    =========

                                           TeleCorp Wireless, Inc.
                                    -------------------------------------
                                        Non-
                                     Guarantor
                                    Subsidiaries Eliminations Consolidated
-                                   ------------ ------------ ------------
Revenue:
   Service.........................   $    --      $     --    $  41,319
   Roaming.........................        --            --       29,010
   Equipment.......................        --            --       17,353
   Intercompany....................     4,775       (42,250)          --
                                      -------      --------    ---------
      Total revenue................     4,775       (42,250)      87,682
                                      -------      --------    ---------
   Operating expenses:
   Cost of revenue.................        --       (11,905)      39,259
   Operations and development......        --          (937)      35,979
   Selling and marketing...........        --       (29,408)      71,180
   General and administrative......        --            --       92,585
   Depreciation and amortization...     2,809            --       55,110
                                      -------      --------    ---------
      Total operating expenses.....     2,809       (42,250)     294,113
                                      -------      --------    ---------
      Operating income (loss)......     1,966            --     (206,431)
Other income (expense):
   Interest expense................    (1,966)       42,599      (51,313)
   Interest income and other.......        --       (42,599)       6,748
   Equity in net (loss) income of
    subsidiaries...................        --       250,996           --
                                      -------      --------    ---------
      Net (loss) income............   $    --      $250,996    $(250,996)
                                      =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations and Other Comprehensive Income for the year ended December 31, 2000:

                                                            TeleCorp Communications, Inc.
                                                  ------------------------------------------------
                                        TeleCorp                 Non-
                                        Wireless, Guarantor   Guarantor
                                          Inc.    Subsidiary Subsidiaries Eliminations Consolidated
                                        --------- ---------- ------------ ------------ ------------
Revenue:
   Service............................. $     --  $ 217,972    $ 1,320      $     --    $ 219,292
   Roaming.............................       --     62,956         --            --       62,956
   Equipment...........................       --     33,802         --            --       33,802
   Intercompany........................    9,437         --     19,063       (19,063)          --
                                        --------  ---------    -------      --------    ---------
      Total revenue....................    9,437    314,730     20,383       (19,063)     316,050
                                        --------  ---------    -------      --------    ---------
Operating expenses:
   Cost of revenue.....................       --    135,213         --       (19,063)     116,150
   Operations and development..........       --     35,600     19,063            --       54,663
   Selling and marketing...............       --    169,662         --            --      169,662
   General and administrative..........       --    140,988         --            --      140,988
   Depreciation and amortization.......    9,437    104,531         --            --      104,531
                                        --------  ---------    -------      --------    ---------
      Total operating expenses.........    9,437    585,994     19,063       (19,063)     585,994
      Operating income (loss)..........       --   (271,264)     1,320            --     (269,944)
Other income (expense):
   Interest expense....................  (94,372)   (77,808)        --            --      (77,808)
   Interest income and other...........   94,372        209         --            --          209
   Gain on disposal of New England
    market.............................       --    330,756         --            --      330,756
   Equity in net (loss) income of
    subsidiaries.......................  (16,787)        --         --            --           --
                                        --------  ---------    -------      --------    ---------
      Net (loss) income................  (16,787)   (18,107)     1,320            --      (16,787)
   Other comprehensive income, net of
    tax................................      958         --         --            --           --
                                        --------  ---------    -------      --------    ---------
      Comprehensive (loss) income...... $(15,829) $ (18,107)   $ 1,320      $     --    $ (16,787)
                                        ========  =========    =======      ========    =========

                                               TeleCorp Wireless, Inc.
                                        -------------------------------------
                                            Non-
                                         Guarantor
                                        Subsidiaries Eliminations Consolidated
                                        ------------ ------------ ------------
Revenue:
   Service.............................   $    --      $     --    $ 219,292
   Roaming.............................        --            --       62,956
   Equipment...........................        --            --       33,802
   Intercompany........................     8,478       (17,915)          --
                                          -------      --------    ---------
      Total revenue....................     8,478       (17,915)     316,050
                                          -------      --------    ---------
Operating expenses:
   Cost of revenue.....................        --       (17,915)      98,235
   Operations and development..........        --            --       54,663
   Selling and marketing...............        --            --      169,662
   General and administrative..........        --            --      140,988
   Depreciation and amortization.......     5,782            --      119,750
                                          -------      --------    ---------
      Total operating expenses.........     5,782       (17,915)     583,298
      Operating income (loss)..........     2,696            --     (267,248)
Other income (expense):
   Interest expense....................    (2,696)       77,808      (97,068)
   Interest income and other...........        --       (77,808)      16,773
   Gain on disposal of New England
    market.............................        --            --      330,756
   Equity in net (loss) income of
    subsidiaries.......................        --        16,787           --
                                          -------      --------    ---------
      Net (loss) income................        --        16,787      (16,787)
   Other comprehensive income, net of
    tax................................        --            --          958
                                          -------      --------    ---------
      Comprehensive (loss) income......   $    --      $ 16,787    $ (15,829)
                                          =======      ========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Statement of Operations and Other Comprehensive Loss for the year ended December 31, 2001

                                                          TeleCorp Communications, Inc.
                                                ------------------------------------------------
                                     TeleCorp                  Non-
                                     Wireless,  Guarantor   Guarantor
                                       Inc.     Subsidiary Subsidiaries Eliminations Consolidated
                                     ---------  ---------- ------------ ------------ ------------
Revenue:
  Service........................... $      --  $ 363,647    $   852      $     --    $ 364,499
  Roaming...........................        --     77,584         --            --       77,584
  Equipment.........................        --     44,479         --            --       44,479
  Intercompany......................    42,855         --     28,846       (28,846)          --
                                     ---------  ---------    -------      --------    ---------
      Total revenue.................    42,855    485,710     29,698       (28,846)     486,562
                                     ---------  ---------    -------      --------    ---------
Operating expenses:
  Cost of revenue...................        --    235,471         --       (28,846)     206,625
  Operations and development........        --     39,742     28,846            --       68,588
  Selling and marketing.............        --    179,975         --            --      179,975
  General and administrative........        --    170,011         --            --      170,011
  Dereciation and amortization......    42,855    164,612         --            --      164,612
                                     ---------  ---------    -------      --------    ---------
      Total operating expenses......    42,855    789,811     28,846       (28,846)     789,811
      Operating income (loss).......        --   (304,101)       852            --     (303,249)
Other income (expense):
  Interest expense..................  (131,648)  (127,002)        --            --     (127,002)
  Interest income and other.........   131,648         --         --            --           --
  Income tax expense................        --    (48,629)        --            --      (48,629)
  Equity in net (loss) income of
   subsidiaries.....................  (478,880)        --         --            --           --
                                     ---------  ---------    -------      --------    ---------
      Net (loss) income.............  (478,880)  (479,732)       852            --     (478,880)
Other comprehensive loss, net of tax    (5,528)        --         --            --           --
                                     ---------  ---------    -------      --------    ---------
  Comprehensive (loss) income....... $(484,408) $(479,732)   $   852      $     --    $(478,880)
                                     =========  =========    =======      ========    =========

                                            TeleCorp Wireless, Inc.
                                     -------------------------------------
                                         Non-
                                      Guarantor
                                     Subsidiaries Eliminations Consolidated
                                     ------------ ------------ ------------
Revenue:
  Service...........................   $    --     $      --    $ 364,499
  Roaming...........................        --            --       77,584
  Equipment.........................        --            --       44,479
  Intercompany......................    21,204       (64,059)          --
                                       -------     ---------    ---------
      Total revenue.................    21,204       (64,059)     486,562
                                       -------     ---------    ---------
Operating expenses:
  Cost of revenue...................        --       (64,059)     142,566
  Operations and development........        --            --       68,588
  Selling and marketing.............        --            --      179,975
  General and administrative........        --            --      170,011
  Dereciation and amortization......    15,033            --      222,500
                                       -------     ---------    ---------
      Total operating expenses......    15,033       (64,059)     783,640
      Operating income (loss).......     6,171            --     (297,078)
Other income (expense):
  Interest expense..................    (6,171)      127,002     (137,819)
  Interest income and other.........        --      (127,002)       4,646
  Income tax expense................        --            --      (48,629)
  Equity in net (loss) income of
   subsidiaries.....................        --       478,880           --
                                       -------     ---------    ---------
      Net (loss) income.............        --       478,880     (478,880)
Other comprehensive loss, net of tax        --            --       (5,528)
                                       -------     ---------    ---------
  Comprehensive (loss) income.......   $    --     $ 478,880    $(484,408)
                                       =======     =========    =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)

Consolidating Condensed Statement of Cash Flows for the year ended December 31, 1999:

                                                             TeleCorp Communications, Inc.
                                                          -----------------------------------
                                                                         Non-
                                              TeleCorp    Guarantor   Guarantor
                                           Wireless, Inc. Subsidiary Subsidiaries Consolidated
                                           -------------- ---------- ------------ ------------
Cash flows from operating activities:
   Net cash (used in) provided by
    operating activities..................   $(551,012)   $ 141,137   $ 162,686    $ 303,823
                                             ---------    ---------   ---------    ---------
Cash flows from investing activities:
 Expenditures for network under
  development, wireless network and
  property and equipment..................          --     (135,820)   (162,686)    (298,506)
 Capitalized interest on network under
  development and PCS licenses............          --       (5,317)         --       (5,317)
 Expenditures for microwave relocation....          --           --          --           --
 Purchase of PCS licenses.................          --           --          --           --
 Purchase of intangibles--AT&T
  agreements..............................     (17,310)          --          --           --
                                             ---------    ---------   ---------    ---------
   Net cash used in investing activities..     (17,310)    (141,137)   (162,686)    (303,823)
                                             ---------    ---------   ---------    ---------
Cash flows from financing activities:
 Proceeds from sale of mandatorily
  redeemable preferred stock..............      70,323           --          --           --
 Receipt of preferred stock subscription
  receivable..............................       9,414           --          --           --
 Direct issuance costs from sale of
  mandatorily redeemable preferred stock..      (2,500)          --          --           --
 Proceeds from sale of common stock and
  series F preferred stock................      21,724           --          --           --
 Proceeds from long-term debt.............     407,635           --          --           --
 Payments of deferred financing costs.....     (12,742)          --          --           --
 Payments on long-term debt...............     (50,451)          --          --           --
 Costs associated with initial public
  offering................................      (1,801)          --          --           --
 Proceeds associated with initial public
  offering................................     197,317           --          --           --
                                             ---------    ---------   ---------    ---------
   Net cash provided by financing
    activities............................     638,919           --          --           --
                                             ---------    ---------   ---------    ---------
Net increase in cash and cash equivalents.      70,597           --          --           --
Cash and cash equivalents at the beginning
 of period................................     111,733           --          --           --
                                             ---------    ---------   ---------    ---------
Cash and cash equivalents at the end of
 period...................................   $ 182,330    $      --   $      --    $      --
                                             =========    =========   =========    =========

                                                  TeleCorp Wireless, Inc.
                                           -------------------------------------
                                               Non-
                                            Guarantor
                                           Subsidiaries Eliminations Consolidated
                                           ------------ ------------ ------------
Cash flows from operating activities:
   Net cash (used in) provided by
    operating activities..................  $ 119,892     $    --     $(127,297)
                                            ---------     -------     ---------
Cash flows from investing activities:
 Expenditures for network under
  development, wireless network and
  property and equipment..................         --          --      (298,506)
 Capitalized interest on network under
  development and PCS licenses............         --          --        (5,317)
 Expenditures for microwave relocation....     (5,654)         --        (5,654)
 Purchase of PCS licenses.................   (114,238)         --      (114,238)
 Purchase of intangibles--AT&T
  agreements..............................         --          --       (17,310)
                                            ---------     -------     ---------
   Net cash used in investing activities..   (119,892)         --      (441,025)
                                            ---------     -------     ---------
Cash flows from financing activities:
 Proceeds from sale of mandatorily
  redeemable preferred stock..............         --          --        70,323
 Receipt of preferred stock subscription
  receivable..............................         --          --         9,414
 Direct issuance costs from sale of
  mandatorily redeemable preferred stock..         --          --        (2,500)
 Proceeds from sale of common stock and
  series F preferred stock................         --          --        21,724
 Proceeds from long-term debt.............         --          --       407,635
 Payments of deferred financing costs.....         --          --       (12,742)
 Payments on long-term debt...............         --          --       (50,451)
 Costs associated with initial public
  offering................................         --          --        (1,801)
 Proceeds associated with initial public
  offering................................         --          --       197,317
                                            ---------     -------     ---------
   Net cash provided by financing
    activities............................         --          --       638,919
                                            ---------     -------     ---------
Net increase in cash and cash equivalents.         --          --        70,597
Cash and cash equivalents at the beginning
 of period................................         --          --       111,733
                                            ---------     -------     ---------
Cash and cash equivalents at the end of
 period...................................  $      --     $    --     $ 182,330
                                            =========     =======     =========

                            TELECORP WIRELESS, INC.

                               ($ in thousands)


Consolidating Condensed Statement of Cash Flows for the year ended December 31, 2000

                                                                 TeleCorp Communications, Inc.
                                                             ------------------------------------
                                                 TeleCorp    Guarantor  Non-Guarantor
                                              Wireless, Inc. Subsidiary Subsidiaries  Consolidated
                                              -------------- ---------- ------------- ------------
Cash flows from operating activities:
    Net cash (used in) provided by
     operating activities....................   $(535,156)   $ 262,379     $    --     $ 262,379
                                                ---------    ---------     -------     ---------
Cash flows from investing activities:
  Expenditures for property and
   equipment.................................          --     (338,101)         --      (338,101)
  Expenditures for property and
   equipment--Black Label Wireless,
   Inc.......................................          --           --          --            --
  Purchase of short-term investments.........    (134,663)          --          --            --
  Proceeds from the sale of short-term
   investments...............................     102,778           --          --            --
  Capitalized interest on network under
   development...............................          --       (5,208)         --        (5,208)
  Proceeds from the sale of property and
   equipment.................................          --          930          --           930
  Expenditures for microwave relocation......          --           --          --            --
  Purchase of PCS licenses...................          --           --          --            --
  Expenditures for acquisition of licenses--
   Black Label Wireless, Inc.................          --           --          --            --
  FCC deposit................................          --           --          --            --
  Partial refund of deposit on PCS
   licenses..................................          --           --          --            --
  Payment of Tritel acquisition costs........          --           --          --            --
                                                ---------    ---------     -------     ---------
   Net cash used in investing activities.....     (31,885)    (342,379)         --      (342,379)
                                                ---------    ---------     -------     ---------
Cash flows from financing activities:
  Receipt of preferred and common stock
   subscription receivable...................      37,650           --          --            --
  Proceeds from sale of common stock
   and series F preferred stock..............      41,869           --          --            --
  Proceeds from long-term debt...............     550,000           --          --            --
  Proceeds from exchange transaction
   with AT&T Wireless........................          --       80,000          --        80,000
  Payments on long term debt.................          --           --          --            --
  Payments of deferred financing costs.......     (16,050)          --          --            --
  Proceeds from long-term debt--Black
   Label Wireless, Inc.......................          --           --          --            --
  Payment on Black Label long-term debt......          --           --          --            --
                                                ---------    ---------     -------     ---------
   Net cash provided by (used in)
    financing activities.....................     613,469       80,000          --        80,000
                                                ---------    ---------     -------     ---------
Net increase in cash and cash equivalents....      46,428           --          --            --
Cash and cash equivalents at the beginning
 of period...................................     182,330           --          --            --
                                                ---------    ---------     -------     ---------
Cash and cash equivalents at the end of
 period......................................   $ 228,758    $      --     $    --     $      --
                                                =========    =========     =======     =========

                                                      TeleCorp Wireless, Inc.
                                              --------------------------------------
                                              Non-Guarantor
                                              Subsidiaries  Eliminations Consolidated
                                              ------------- ------------ ------------
Cash flows from operating activities:
    Net cash (used in) provided by
     operating activities....................   $ 155,519     $    --     $(117,258)
                                                ---------     -------     ---------
Cash flows from investing activities:
  Expenditures for property and
   equipment.................................          --          --      (338,101)
  Expenditures for property and
   equipment--Black Label Wireless,
   Inc.......................................     (27,206)         --       (27,206)
  Purchase of short-term investments.........          --          --      (134,663)
  Proceeds from the sale of short-term
   investments...............................          --          --       102,778
  Capitalized interest on network under
   development...............................          --          --        (5,208)
  Proceeds from the sale of property and
   equipment.................................          --          --           930
  Expenditures for microwave relocation......      (6,018)         --        (6,018)
  Purchase of PCS licenses...................     (66,771)         --       (66,771)
  Expenditures for acquisition of licenses--
   Black Label Wireless, Inc.................     (36,803)         --       (36,803)
  FCC deposit................................     (12,368)         --       (12,368)
  Partial refund of deposit on PCS
   licenses..................................       9,607          --         9,607
  Payment of Tritel acquisition costs........     (13,330)         --       (13,330)
                                                ---------     -------     ---------
   Net cash used in investing activities.....    (152,889)         --      (527,153)
                                                ---------     -------     ---------
Cash flows from financing activities:
  Receipt of preferred and common stock
   subscription receivable...................          --          --        37,650
  Proceeds from sale of common stock
   and series F preferred stock..............          --          --        41,869
  Proceeds from long-term debt...............          --          --       550,000
  Proceeds from exchange transaction
   with AT&T Wireless........................          --          --        80,000
  Payments on long term debt.................      (1,366)         --        (1,366)
  Payments of deferred financing costs.......          --          --       (16,050)
  Proceeds from long-term debt--Black
   Label Wireless, Inc.......................      63,978          --        63,978
  Payment on Black Label long-term debt......     (65,242)         --       (65,242)
                                                ---------     -------     ---------
   Net cash provided by (used in)
    financing activities.....................      (2,630)         --       690,839
                                                ---------     -------     ---------
Net increase in cash and cash equivalents....          --          --        46,428
Cash and cash equivalents at the beginning
 of period...................................          --          --       182,330
                                                ---------     -------     ---------
Cash and cash equivalents at the end of
 period......................................   $      --     $    --     $ 228,758
                                                =========     =======     =========

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


Consolidating Condensed Statement of Cash Flows for the year ended December 31, 2001

                                                                   TeleCorp Communications, Inc.
                                                                -----------------------------------
                                                     TeleCorp                  Non-
                                                     Wireless,  Guarantor   Guarantor
                                                       Inc.     Subsidiary subsidiaries Consolidated
                                                     ---------  ---------- ------------ ------------
Cash flows from operating activities:
    Net cash (used in) provided by operating
     activities..................................... $(462,853) $ 207,467      $--       $ 207,467
                                                     ---------  ---------      ---       ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........        --   (359,352)      --        (359,352)
  Purchase of short-term investments................    (7,929)        --       --              --
  Proceeds from the sale of short-term investments..    42,118         --       --              --
  Capitalized interest and rent on wireless network.        --     (6,301)      --          (6,301)
  Proceeds from the sale of property and equipment..        --     85,805       --          85,805
  Expenditures for microwave relocation.............        --         --       --              --
  Purchase of PCS licenses..........................        --         --       --              --
  Payment of Tritel acquisition costs...............        --    (20,247)      --         (20,247)
                                                     ---------  ---------      ---       ---------
    Net cash provided by (used in) investing
     activities.....................................    34,189   (300,095)      --        (300,095)
                                                     ---------  ---------      ---       ---------
Cash flows from financing activities:
  Receipt of preferred and common stock
   subscription receivable..........................    48,701         --       --              --
  Proceeds from capital contributions of TeleCorp
   PCS..............................................        --     92,628       --          92,628
  Proceeds from long-term debt......................   185,000         --       --              --
  Payments on long term debt........................        --         --       --              --
  Payments of deferred financing costs..............      (242)        --       --              --
                                                     ---------  ---------      ---       ---------
    Net cash provided by (used in) financing
     activities.....................................   233,459     92,628       --          92,628
                                                     ---------  ---------      ---       ---------
Net increase in cash and cash equivalents...........  (195,205)        --       --              --
Cash and cash equivalents at the beginning of period   228,758         --       --              --
                                                     ---------  ---------      ---       ---------
Cash and cash equivalents at the end of period...... $  33,553  $      --      $--       $      --
                                                     =========  =========      ===       =========

                                                            TeleCorp Wireless, Inc.
                                                     -------------------------------------
                                                         Non-
                                                      Guarantor
                                                     Subsidiaries Eliminations Consolidated
                                                     ------------ ------------ ------------
Cash flows from operating activities:
    Net cash (used in) provided by operating
     activities.....................................   $ 65,576       $--       $(189,810)
                                                       --------       ---       ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........         --        --        (359,352)
  Purchase of short-term investments................         --        --          (7,929)
  Proceeds from the sale of short-term investments..         --        --          42,118
  Capitalized interest and rent on wireless network.         --        --          (6,301)
  Proceeds from the sale of property and equipment..         --        --          85,805
  Expenditures for microwave relocation.............     (6,551)       --          (6,551)
  Purchase of PCS licenses..........................    (57,590)       --         (57,590)
  Payment of Tritel acquisition costs...............         --        --         (20,247)
                                                       --------       ---       ---------
    Net cash provided by (used in) investing
     activities.....................................    (64,141)       --        (330,047)
                                                       --------       ---       ---------
Cash flows from financing activities:
  Receipt of preferred and common stock
   subscription receivable..........................         --        --          48,701
  Proceeds from capital contributions of TeleCorp
   PCS..............................................         --        --          92,628
  Proceeds from long-term debt......................         --        --         185,000
  Payments on long term debt........................     (1,435)       --          (1,435)
  Payments of deferred financing costs..............         --        --            (242)
                                                       --------       ---       ---------
    Net cash provided by (used in) financing
     activities.....................................     (1,435)       --         324,652
                                                       --------       ---       ---------
Net increase in cash and cash equivalents...........         --        --        (195,205)
Cash and cash equivalents at the beginning of period         --        --         228,758
                                                       --------       ---       ---------
Cash and cash equivalents at the end of period......   $     --       $--       $  33,553
                                                       ========       ===       =========

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


24.  Subsequent Events

   In February 2002, the Company received $29,174 in cash as a capital contribution from TeleCorp PCS and $39,426 in cash for amounts owed to the Company.


   On October 7, 2001, TeleCorp PCS entered into the Merger Agreement with AT&T Wireless Services, Inc., and the Merger Sub. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the SEC. At the time of the merger:

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 option to purchase a share of AT&T Wireless common stock.

   As of February 15, 2002, subsequent to the AT&T Merger, the management agreement between TeleCorp Management Corp. and TeleCorp PCS was terminated. TeleCorp PCS paid $3,300 in cash as consideration to the members of TeleCorp Management Corp. for a non-compete agreement. Certain other members of senior management were terminated as of February 15, 2002. The Company recognized $7,593 in non-cash stock compensation in February 2002 related to the vesting of certain unvested stock awards held by employees of the Company and TeleCorp Management Corp. who were terminated.

   Subsequent to the AT&T merger, the TeleCorp PCS stockholders' agreement was terminated. As such, the exclusivity provision of the stockholders' agreement of TeleCorp PCS is no longer a contractual right of the Company. The Company's due-from-parent of approximately $15,509 related to the continued use of the exclusivity arrangement was written off and charged to operations in February 2002.

   Subsequent to the AT&T merger, the Company assigned to a third party its rights and obligations to purchase certain PCS licenses from Airadigm. The Company had valued certain operating agreements (network membership license agreement geographic and time extension and the intercarrier roaming agreement geographic extension) contributed to it from AT&T Wireless, as part of the contribution and exchange transactions, as it relates to the PCS licenses that the Company was to acquire from Airadigm. As such, the Company wrote-off the $12,631 historical carrying value of these intangible assets to operations in February 2002.

                            TELECORP WIRELESS, INC.

                    ($ in thousands, except per share data)


   In February 2002, subsequent to the AT&T merger, AT&T Wireless purchased additional equity in TeleCorp PCS. TeleCorp PCS then contributed $811,687 to the Company, after which the Company authorized the application of proceeds as follows:

   .   $200,000 in cash,

   . $9,292 payment for the cancellation of the Company's interest rate swap agreements,

   . $12,930 payment to the Federal Communications Commission for an unjust enrichment fee assessed to the Company in connection with the merger of TeleCorp PCS and AT&T Wireless,

   . $76,689 payment to the Federal Communications Commission for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company to the Federal Communications Commission, and

   . $512,776 payment for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company under the senior credit facility.

   In March 2002, the Company exercised its option to redeem 35%, or $201,250 in aggregate principal amount at maturity, of the outstanding senior subordinated discount notes. This redemption will be completed in April 2002, and will be funded with the proceeds of a qualifying equity offering by the Company.

   In March 2002, AT&T Wireless paid approximately $53,000 related to the repayment of the outstanding principal and interest on the vendor financing. This payment was accounted for as a capital contribution.

   Upon completion of the AT&T merger, the Company received consideration of approximately $6,500 for the transfer to a third party of C and F block FCC licenses previously held by the Company.